Form 10-K
period 2002-12-31
BANK ONE ISSUANCE TRUST
filed 2003-03-31
CIK 1174821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-67076

Bank One, Delaware, National Association

(formerly FIRST USA BANK, NATIONAL ASSOCIATION)

on behalf of
Bank One Issuance Trust
(Issuer of the Notes)
(Exact name of registrant as specified in its charter)

Laws of the United States (State or other jurisdiction of incorporation or organization)	51-0269396 (I.R.S. Employer Identification No.)

201 North Walnut Street Wilmington, Delaware (Address of principal executive offices)	19801 (Zip Code)

Registrant’s telephone number, including area code: (302) 594-4000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Not Applicable.

Indicate the number shares outstanding of each of the Registrant’s class of common stock, as of the latest practicable date.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

BANK ONE, DELAWARE, NATIONAL ASSOCIATION
(Formerly FIRST USA BANK, NATIONAL ASSOCIATION)
BANK ONE ISSUANCE TRUST
2002 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PAGE

Introductory Note	3

SIGNATURES

Signatures	17

Introductory Note

Bank One, Delaware, National Association (formerly First USA Bank, National Association) (the “Bank”) is the originator, transferor and servicer of the First USA Credit Card Master Trust (the “Master Trust”) under the Amended and Restated Pooling and Servicing Agreement (the “Pooling and Servicing Agreement”), dated as of March 28, 2002 and the Series 2002-CC Supplement dated as of May 1, 2002 (the “Series CC Supplement”) to the Pooling and Servicing Agreement. Pursuant to the terms of the Pooling and Servicing Agrement and the Series CC Supplement, the Master Trust issued the Series 2002-CC Certificate (the “Collateral Certificate”). The Bank is also the transferor of the Bank One Issuance Trust (the “Trust”), a Delaware statutory trust formed pursuant to the Amended and Restated Trust Agreement dated as of May 1, 2002 (the “Trust Agreement”), by and between the Bank, as transferor, and Wilmington Trust Company, as owner trustee (the “Owner Trustee”). The Trust has entered into a Transfer and Servicing Agreement, dated as of May 1, 2002 (the “Transfer and Servicing Agreement”), by and among the Bank, as transferor, servicer and administrator (in such capacities, the “Transferor” or the “Servicer”, as applicable), and Wells Fargo Bank Minnesota, National Association, as indenture trustee and collateral agent (in such capacities, the “Indenture Trustee” or the “Collateral Agent”, as the case may be), whereby the Collateral Certificate has been transferred to the Trust by the Transferor. Pursuant to the terms of the Transfer and Servicing Agreement, the Transferor has also transferred certain credit card receivables to the Trust. The Trust has issued certain notes (the “Notes”) pursuant to the terms and conditions of (A) the Indenture, dated as of May 1, 2002 (the “Indenture”), between the Trust as issuer and the Indenture Trustee, (B) the ONESeries Indenture Supplement, dated as of May 1, 2002, between the Trust as issuer and the Indenture Trustee (the “ONESeries Indenture Supplement”), (C) the Asset Pool One Supplement, dated as of May 1, 2002, between the Trust as issuer, the Indenture Trustee and the Collateral Agent (the “Asset Pool Supplement”), and (D) various terms documents or supplemental indentures (each, a “Terms Document” or “Supplemental Indenture”, as the case may be), each related to a particular tranche of notes issued by the Trust.

As of December 31, 2002, all outstanding Notes issued by the Trust are part of the ONESeries. As of December 31, 2002, the following tranches of ONESeries Notes were outstanding: Class A (2002-1), Class A (2002-2), Class A (2002-3), Class A (2002-4), Class A (2002-5), Class A (2002-6), Class B (2002-1), Class B (2002-2), Class B (2002-3), Class C (2002-1), Class C (2002-2) and Class C (2002-3).

The Registrant has previously filed the following documents with the Securities and Exchange Commission: the Pooling and Servicing Agreement, the Series CC Supplement, the Trust Agreement, the Transfer and Servicing Agreement, the Indenture, the ONESeries Indenture Supplement, the Asset Pool Supplement and each Terms Document or Supplemental Indenture relating to the Notes. Such filings were made on Form 8-K’s dated: June 17, 2002, November 1, 2002, November 15, 2002, and January 15, 2003.

The Collateral Certificate and the Notes do not represent obligations of or interests in the Bank.

Lomas Bank USA and FCC National Bank, both predecessors of the Bank, applied for exemptions from certain reporting requirements pursuant to Section 12(h) of the Securities and Exchange Act of 1934. The Securities and Exchange Commission granted Lomas Bank USA and FCC National Bank exemptions from certain reporting requirements pursuant to “no action letters” dated March 28, 1989 and June 28, 1988, respectively. The Bank is relying on such no action letters in not responding to various items of Form 10-K. Such items are designated herein as “Not Applicable.”

The Bank is a direct, wholly owned subsidiary of BANK ONE CORPORATION (“BANK ONE”).

The Bank resulted from the merger, effective September 17, 1999, of First USA Bank, National Association, with and into FCC National Bank, an affiliated national banking association, and the surviving entity. The surviving entity was renamed “First USA Bank, National Association”. Effective September 30, 2002, the name of the Bank was changed to “Bank One, Delaware, National Association”.

PART I

ITEM 1.          BUSINESS

Available Information: BANK ONE, the parent corporation of Bank One, Delaware, National Association, has an Internet website at www.bankone.com which includes certain Trust reports. Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the “Investor Relations” section of www.bankone.com. The reports can be found under “Asset Backed Securities” in the Investor Relations section of the website. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

ITEM 2.          PROPERTIES

The property of Bank One Issuance Trust (the “Trust”) includes and will include credit card receivables arising in consumer revolving credit card accounts owned by Bank One Delaware, National Association (the “Bank” or the “Registrant”) or by one of its affiliates and one or more collateral certificates. Each collateral certificate represents an undivided interest in a credit card master trust or other securitization special purpose entity, whose assets consist primarily of credit card receivables arising in consumer credit card accounts owned by the Bank or by one of its affiliates. As of the date hereof, the only collateral certificate owned by the Trust is the Collateral Certificate which was issued by the First USA Credit Card Master Trust (the “Master Trust”). This Collateral Certificate represents an undivided interest in the assets of the Master Trust. The Master Trust’s assets primarily include credit card receivables selected from MasterCard® and VISA®* consumer revolving credit card accounts that meet the eligibility criteria for inclusion in the Master Trust. The Trust also owns certain credit card receivables transferred into the Trust by the Bank. These credit card receivables arise in MasterCard® and Visa® consumer revolving credit card accounts owned by the Bank and meet the eligibility criteria for inclusion in the Trust.

Each collateral certificate and credit card receivable transferred to the Trust will be designated for inclusion in a specific asset pool. Payments of principal and interest on each series, class or tranche of Notes will be secured primarily by the assets included in a particular asset pool. As of the date hereof, the only asset pool is Asset Pool One. The Collateral Certificate and all the credit card receivables in the Trust are included in Asset Pool One. Future issuances of Notes by the Trust may be secured by different asset pools.

The receivables included in the Master Trust (the “Master Trust Portfolio”), as of the close of business on December 31, 2002, consisted of $36,777,039,306 of Principal Receivables and $632,067,682 of Finance Charge Receivables. As of December 31, 2002, cardholders whose accounts are included in the Master Trust Portfolio, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The receivables included in the Trust (the “Trust Portfolio”), as of the close of business on December 31, 2002, consisted of $4,032,193,568 of Principal Receivables and $82,644,227 of Finance Charge Receivables. As of December 31, 2002, the invested amount of the First USA Credit Card Master Trust collateral certificate is expected to be $8,500,000,000. As of December 31, 2002, cardholders whose accounts are included in the Trust Portfolio had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

______________

      *   MasterCard and VISA are registered trademarks of MasterCard International Incorporated and VISA USA Incorporated, respectively.

The following table summarizes the Composition by Period of Delinquency for the portfolio of MasterCard and VISA revolving credit cards owned by the Bank and its affiliates (the “Bank Servicing Portfolio”) as of the close of business on December 31, 2002. Because each of the Master Trust Portfolio and the Trust Portfolio represents only a portion of the Bank Servicing Portfolio, the actual delinquency experience of the Master Trust Portfolio or the Trust Portfolio may be different than that set forth below. Because the future composition of the Bank Servicing Portfolio may change over time, this table is not necessarily indicative of the composition of the Bank Servicing Portfolio at any subsequent time.

Composition by Period of Delinquency
Bank Servicing Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivable	Percentage of Total Receivables

30 to 59 Days	$986,507,926	1.34%
60 to 89 Days	652,598,565	0.88
90 or More Days	1,334,938,090	1.80

Total	$2,974,044,581	4.02%

The aggregate amount of receivables written off during the twelve-month reporting period in the Bank Servicing Portfolio was approximately $3,632,414,000. The investor amount of Principal Receivables written off in Asset Pool One allocated to the ONESeries (the “ONESeries Default Amount”) since the commencement of the Trust was $150,331,451. The ONESeries Default Amount as a percentage of the average nominal liquidation amount of outstanding ONESeries Notes during the reporting period was approximately 5.80%.

ITEM 3.          LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust or the Master Trust involving the Trust, the Master Trust, the Indenture Trustee, the Owner Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank’s credit card business. A few of these lawsuits have been conditionally certified as class actions. The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability which might result from these lawsuits will not have a material adverse effect on the Trust.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2002, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:

Investor Certificate Description	Record Holders

ONEseries Class A(2002-1)	8
ONEseries Class A(2002-2)	44
ONEseries Class A(2002-3)	46
ONEseries Class A(2002-4)	33
ONEseries Class A(2002-5)	10
ONEseries Class A(2002-6)	5

ONEseries Class B(2002-1)	5
ONEseries Class B(2002-2)	8
ONEseries Class B(2002-3)	9

ONEseries Class C(2002-1)	13
ONEseries Class C(2002-2)	7
ONEseries Class C(2002-3)	11

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.       QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.         EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)       The following sets forth certain information believed by the Registrant to be accurate based on information provided to it concerning the beneficial ownership of investor certificates. Number of certificates identifies the number of $1,000 minimum denomination certificates beneficially owned by each such investor.

Beneficial owners of more than 5% of the ONEseries Class A (2002-1) investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) One Wall Street New York, NY 10286	94,730	9.47%

Boston Safe Deposit and Trust Company Mellon Trust Pittsburgh, PA 15259	171,115	17.11%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	50,000	5.00%

JP Morgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	210,000	21.00%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	383,655	38.37%

Wells Fargo Bank Minnesota, N.A C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	50,000	5.00%

Beneficial owners of more than 5% of the ONEseries Class A (2002-2) investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) One Wall Street New York, NY 10286	169,325	13.55%

Boston Safe Deposit and Trust Company Mellon Trust 5254 William Penn Place Ste 3148 Pittsburgh, PA 15259	348,754	27.90%

Brown Brothers Harriman & Co. 63 Wall Street, 8th Floor New York, NY 10005	71,115	5.69%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	103,555	8.28%

JP Morgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	186,940	14.96%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	124,205	9.94%

Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	95,765	7.66%

Beneficial owners of more than 5% of the ONEseries Class A (2002-3) investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) One Wall Street New York, NY 10286	117,257	23.45%

Boston Safe Deposit and Trust Company Mellon Trust 5254 William Penn Place Ste 3148 Pittsburgh, PA 15259	40,335	8.07%

Brown Brothers Harriman & Co. 63 Wall Street, 8th Floor New York, NY 10005	30,000	6.00%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	26,525	5.31%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	32,935	6.59%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	52,638	10.53%

JPMorgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway, 12th Floor Mail Code 121 Dallas, TX 75254	88,992	17.80%

Beneficial owners of more than 5% of the ONEseries Class A (2002-4) investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	278,975	37.20%

JPMorgan Chase Bank c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	211,775	28.24%

Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	44,940	5.99%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	50,235	6.70%

SunTrust Bank P.O. Box 105504 Center 3141 Atlanta, GA 30348-5504	46,915	6.26%

Beneficial owners of more than 5% of the ONEseries Class A (2002-5) investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) One Wall Street New York, NY 10286	180,000	21.18%

Boston Safe Deposit and Trust Company Mellon Trust 5254 William Penn Place Ste 3148 Pittsburgh, PA 15259	84,000	9.88%

Brown Brothers Harriman & Co. 63 Wall Street, 8th Floor New York, NY 10005	100,000	11.76%

JPMorgan Chase Bank c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	219,000	25.76%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	182,000	21.41%

Beneficial owners of more than 5% of the ONEseries Class A (2002-6) investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) One Wall Street New York, NY 10286	240,000	48.00%

Bank of New York (The) Broker Dealer Imnibus One Wall Street New York, NY 10286	100,000	20.00%

Harris Trust and Savings Bank 111 W. Monroe St Chicago, IL 60603	50,000	10.00%

JPMorgan Chase Bank c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	70,000	14.00%

U.S. Bank N.A. Attn: Securities Control Milwaukee, WI 53212	40,000	8.00%

Beneficial owners of more than 5% of the ONEseries Class B (2002-1) investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) One Wall Street New York, NY 10286	60,000	24.00%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	80,000	32.00%

JPMorgan Chase Bank c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	15,000	6.00%

JPMorgan Chase Bank Correspondence Clearing Services 2 14201 Dallas Parkway, Dallas, TX 75254	15,000	6.00%

State Street Bank and Trust Company 1776 Heritage Dr. No. Quincy, MA 02171	80,000	32.00%

Beneficial owners of more than 5% of the ONEseries Class B (2002-2) investor certificates as of December 31, 2002, are as follows:

NUMBER OF CERTIFICATES	% OF OWNERSHIP

Barclays Global Investors N.A./ Investors Bank & Trust 980 9th Street 6th Floor Sacramento, CA 95814	100,000	36.36%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	50,000	18.18%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	35,900	13.05%

JPMorgan Chase Bank c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	33,800	12.29%

JPMorgan Chase Bank Correspondence Clearing Services 2 14201 Dallas Parkway, Dallas, TX 75254	25,000	9.09%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	17,500	6.36%

Beneficial owners of more than 5% of the ONEseries Class B (2002-3) investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Barclays Global Investors N.A./ Investors Bank & Trust 980 9th Street 6th Floor Sacramento, CA 95814	100,000	20.00%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	50,000	10.00%

Bank of Tokyo-Mitsubishi Trust Company Trust Operations Dept, Plaza 3 Jersey City, NJ 07311-1904	50,000	10.00%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	140,000	28.00%

JPMorgan Chase Bank c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	39,500	7.90%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	85,000	17.00%

State Street Bank and Trust Company-Bank Portfolio 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	30,000	6.00%

Beneficial owners of more than 5% of the ONEseries Class C (2002-1) investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) One Wall Street New York, NY 10286	19,159	7.66%

Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3148 Pittsburgh, PA 15259	19,684	7.87%

Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	59,397	23.76%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	16,202	6.48%

JPMorgan Chase Bank c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway, Dallas, TX 75254	70,052	28.02%

State Street Bank and Trust Company-Bank Portfolio 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	18,981	7.59%

Wells Fargo Bank Minnesota, N.A. C/O ADP Proxy services 51 Mercedes Way Edgewood, NY 11717	17,200	6.88%

Beneficial owners of more than 5% of the ONEseries Class C (2002-2) investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) One Wall Street New York, NY 10286	29,000	12.89%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	75,000	33.33%

Deutsche Bank Securitites 1251 Avenue of the Americas Edgewood, NY 11717	100,000	44.44%

Beneficial owners of more than 5% of the ONEseries Class C (2002-3) investor certificates as of December 31, 2002, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) One Wall Street New York, NY 10286	52,000	29.71%

Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	27,918	15.95%

DBTC Americas/Banc One Capital Markets 16 Wall Street, 5th Floor Mail Code 3404 New York, NY 10005	9,250	5.29%

JPMorgan Chase Bank c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway, Dallas, TX 75254	17,000	9.71%

Northern Trust Company (THE) 801 S. Canal C-IN Chicago, IL 60607	21,875	12.50%

State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	43,757	25.00%

(b)       Not applicable.

(c)       Not applicable.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.         CONTROLS AND PROCEDURES

Not applicable.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       The following documents are filed as part of this Report:

3.        Exhibits:

99.1    Annual Servicer’s Certificate

99.2    Independent Accountants’ Reports of KPMG LLP on Management’s Assertions with respect to the Bank One Issuance Trust.

99.3    Independent Accountants’ Reports of KPMG LLP on Management’s Assertions with respect to the First USA Credit Master Trust.

(b)       Not applicable.

(c)       See item 14(a) 3 above.

(d)       Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

BANK ONE, DELAWARE, NATIONAL ASSOCIATION (formerly FIRST USA BANK, NATIONAL ASSOCIATION) as Servicer
By:	/s/ DANIEL J. FRATE

Daniel J. Frate President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.

Signature	Title

/s/ PHILIP HEASLEY	Director and Principal Executive Officer

Philip Heasley

/s/ RAYMOND FISCHER	Director, Principal Financial Officer and Principal Accounting Officer

Raymond Fischer

/s/ DANIEL J. FRATE	Director

Daniel J. Frate

/s/ MICHAEL LOONEY	Director

Michael Looney

/s/ M. CARTER WARREN	Director

M. Carter Warren

/s/ WILLIAM GARNER	Director

William Garner

Certification

I, Jeffrey Rigg, the senior officer for securitization servicing of Bank One, Delaware, National Association, a national banking association which serves as servicer for the Bank One Issuance Trust, certify that:

1.        I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the periods included in the year covered by this annual report, of Bank One Issuance Trust;

2.        Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.        Based on my knowledge, the distribution and servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.        I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5.        The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Dated: March 26, 2003

/s/ JEFFERY RIGG

Name: Jeffrey Rigg
Title: Senior Officer for Securitization Servicing and Senior Vice President- Accounting