Form 10-K
period 2003-12-31
BANK ONE ISSUANCE TRUST
filed 2004-03-29
CIK 1174821

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-103391

BANK ONE, DELAWARE, NATIONAL ASSOCIATION

(formerly FIRST USA BANK, NATIONAL ASSOCIATION)

on behalf of

Bank One Issuance Trust

(Issuer of the Notes)

(Exact name of registrant as specified in its charter)

Laws of the United States	51-0269396
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 North Walnut Street	19801
Wilmington, Delaware	(Zip Code)
(Address of principal executive offices)

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

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE:

1. The sections of the Registrant’s prospectus supplement (filed under Registration No. 333-103391) filed on February 24, 2004 set forth below:

(a)	“Risk Factors” on pages S-13 through S-16 of the prospectus supplement;

(b)	“Recent Developments” on page S-17 of the prospectus supplement;

(c)	“Bank One, Delaware, National Association” on page S-45 of the prospectus supplement; and

(d)	the prospectus.

BANK ONE, DELAWARE, NATIONAL ASSOCIATION

(Formerly FIRST USA BANK, NATIONAL ASSOCIATION)

BANK ONE ISSUANCE TRUST

2003 FORM 10-K ANNUAL REPORT

Introductory Note

Bank One, Delaware, National Association (formerly First USA Bank, National Association) (the “Bank”) is the originator, transferor and servicer of the First USA Credit Card Master Trust (the “Master Trust”) under the Amended and Restated Pooling and Servicing Agreement (the “Pooling and Servicing Agreement”), dated as of March 28, 2002 and the Series 2002-CC Supplement dated as of May 1, 2002 (the “Series CC Supplement”) to the Pooling and Servicing Agreement. Pursuant to the terms of the Pooling and Servicing Agrement and the Series CC Supplement, the Master Trust issued the Series 2002-CC Certificate (the “Collateral Certificate”). The Bank is also the transferor of the Bank One Issuance Trust (the “Trust”), a Delaware statutory trust formed pursuant to the Amended and Restated Trust Agreement dated as of May 1, 2002 (the “Trust Agreement”), by and between the Bank, as transferor, and Wilmington Trust Company, as owner trustee (the “Owner Trustee”). The Trust has entered into a Transfer and Servicing Agreement, dated as of May 1, 2002 (the “Transfer and Servicing Agreement”), by and among the Bank, as transferor, servicer and administrator (in such capacities, the “Transferor” or the “Servicer”, as applicable), and Wells Fargo Bank, National Association, as indenture trustee and collateral agent (in such capacities, the “Indenture Trustee” or the “Collateral Agent”, as the case may be), whereby the Collateral Certificate has been transferred to the Trust by the Transferor. Pursuant to the terms of the Transfer and Servicing Agreement, the Transferor has also transferred certain credit card receivables to the Trust. The Trust has issued certain notes (the “Notes”) pursuant to the terms and conditions of (A) the Indenture, dated as of May 1, 2002 (the “Indenture”), between the Trust as issuer and the Indenture Trustee, (B) the ONESeries Indenture Supplement, dated as of May 1, 2002, between the Trust as issuer and the Indenture Trustee (the “ONESeries Indenture Supplement”), (C) the Asset Pool One Supplement, dated as of May 1, 2002, between the Trust, as issuer, the Indenture Trustee and the Collateral Agent (the “Asset Pool Supplement”), and (D) various terms documents or supplemental indentures (each, a “Terms Document” or “Supplemental Indenture”, as the case may be), each related to a particular tranche of notes issued by the Trust.

As of December 31, 2003, all outstanding Notes issued by the Trust are part of the ONESeries. As of December 31, 2003, the following tranches of ONESeries Notes were outstanding: Class A(2002-1), Class A(2002-2), Class A(2002-3), Class A(2002-4), Class A(2002-5), Class A(2002-6), Class A(2003-1), Class A(2003-2), Class A(2003-3), Class A(2003-4), Class A(2003-5), Class A(2003-6), Class A(2003-7), Class A(2003-8), Class A(2003-9), Class A(2003-10), Class B(2002-1), Class B(2002-2), Class B(2002-3), Class B(2003-1), Class B(2003-2), Class B(2003- 3), Class C(2002-1), Class C(2002-2), Class C(2002-3), Class C(2003-1), Class C(2003-2), Class C(2003-3) and Class C(2003-4).

The Registrant has previously filed the following documents with the Securities and Exchange Commission: the Pooling and Servicing Agreement, the Series CC Supplement, the Trust Agreement, the Transfer and Servicing Agreement, the Indenture, the ONESeries Indenture Supplement, the Asset Pool Supplement and each Terms Document or Supplemental Indenture relating to the Notes. Such filings were made on Form 8-K’s dated: June 17, 2002, November 1, 2002, November 15, 2002, and January 15, 2003, February 18, 2003, May 2, 2003, June 6, 2003, June 20, 2003, June 30, 2003, July 15, 2003, August 15, 2003, September 29, 2003, and October 29, 2003.

The Collateral Certificate and the Notes do not represent obligations of or interests in the Bank.

Lomas Bank USA, predecessor of the Bank, applied for exemptions from certain reporting requirements pursuant to Section 12(h) of the Securities and Exchange Act of 1934. The Securities and Exchange Commission granted Lomas Bank USA exemptions from certain reporting requirements pursuant to a “no action letter” dated March 28, 1989. The Bank is relying on such no action letter in not responding to various items of Form 10-K. Such items are designated herein as “Not Applicable.”

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

ITEM 2.    PROPERTIES

The property of Bank One Issuance Trust (the “Trust”) includes and will include one or more collateral certificates and credit card receivables arising in consumer revolving credit card accounts owned by Bank One Delaware, National Association (the “Bank” or the “Registrant”) or by one of its affiliates. Each collateral certificate represents an undivided interest in a credit card master trust or other securitization special purpose entity, whose assets consist primarily of credit card receivables arising in consumer credit card accounts owned by the Bank or by one of its affiliates. As of the date hereof, the only collateral certificate owned by the Trust is the Collateral Certificate which was issued by the First USA Credit Card Master Trust (the “Master Trust”). This Collateral Certificate represents an undivided interest in the assets of the Master Trust. The Master Trust’s assets primarily include credit card receivables selected from MasterCard® and VISA®* consumer revolving credit card accounts that meet the eligibility criteria for inclusion in the Master Trust. The Trust also owns certain credit card receivables transferred into the Trust by the Bank. These credit card receivables arise in MasterCard® and VISA®* consumer revolving credit card accounts owned by the Bank and meet the eligibility criteria for inclusion in the Trust.

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

The receivables included in the Master Trust (the “Master Trust Portfolio”), as of the close of business on December 31, 2003, consisted of $47,173,105,212 of Principal Receivables and $1,094,217,778 of Finance Charge Receivables. As of December 31, 2003, cardholders whose accounts are included in the Master Trust Portfolio, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The receivables included in the Trust (the “Trust Portfolio”), as of the close of business on December 31, 2003, consisted of $4,967,018,764 of Principal Receivables and $99,407,888 of Finance Charge Receivables. As of December 31, 2003, the invested amount of the First USA Credit Card Master Trust collateral certificate is expected to be $15,000,000,000. As of December 31, 2003, cardholders whose accounts are included in the Trust Portfolio had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

*MasterCard and VISA are registered trademarks of MasterCard International Incorporated and VISA USA Incorporated, respectively.

The following table summarizes the Composition by Period of Delinquency for the portfolio of MasterCard and VISA revolving credit cards owned by the Bank and its affiliates (the “Bank Servicing Portfolio”) as of the close of business on December 31, 2003. Because each of the Master Trust Portfolio and the Trust Portfolio represents only a portion of the Bank Servicing Portfolio, the actual delinquency experience of the Master Trust Portfolio or the Trust Portfolio may be different than that set forth below. Because the future composition of the Bank Servicing Portfolio may change over time, this table is not necessarily indicative of the composition of the Bank Servicing Portfolio at any subsequent time.

Composition by Period of Delinquency

Bank Servicing Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$923,833,856	1.21%
60 to 89 Days	641,153,989	0.84
90 or More Days	1,409,738,517	1.85

Total	$2,974,726,362	3.90%

The aggregate amount of receivables written off during the twelve-month reporting period in the Bank Servicing Portfolio was $3,918,822,509. The investor amount of Principal Receivables written off in Asset Pool One allocated to the ONESeries (the “ONESeries Default Amount”) for 2003 was $714,439,706. The ONESeries Default Amount as a percentage of the average nominal liquidation amount of outstanding ONESeries Notes during the reporting period was approximately 5.54%.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2003, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:

Investor Certificate Description	Record Holders
ONEseries Class A(2002-1)	14
ONEseries Class A(2002-2)	54
ONEseries Class A(2002-3)	70
ONEseries Class A(2002-4)	51
ONEseries Class A(2002-5)	16
ONEseries Class A(2002-6)	6
ONEseries Class A(2003-1)	21
ONEseries Class A(2003-2)	38
ONEseries Class A(2003-3)	14
ONEseries Class A(2003-4)	6
ONEseries Class A(2003-5)	28
ONEseries Class A(2003-6)	15
ONEseries Class A(2003-7)	35
ONEseries Class A(2003-8)	9
ONEseries Class A(2003-9)	28
ONEseries Class A(2003-10)	4

ONEseries Class B(2002-1)	23
ONEseries Class B(2002-2)	9
ONEseries Class B(2002-3)	8
ONEseries Class B(2003-1)	11
ONEseries Class B(2003-2)	6
ONEseries Class B(2003-3)	8

ONEseries Class C(2002-1)	12
ONEseries Class C(2002-2)	7
ONEseries Class C(2002-3)	9
ONEseries Class C(2003-1)	16
ONEseries Class C(2003-2)	20
ONEseries Class C(2003-3)	22
ONEseries Class C(2003-4)	11

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

Beneficial owners of more than 5% of the ONEseries Class A(2002-1) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	94,730	9.47%

JP Morgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	289,600	28.96%

Merrill Lynch, Pierce Fenner & Smith Safekeeping Veronica O’Neill 4 Corporate Place Piscataway, NJ 08854	93,365	9.34%

State Street Bank and Trust Company Joseph Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	372,565	37.26%

Wells Fargo Bank Minnesota, N.A Issuer Services C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	50,000	5.00%

Beneficial owners of more than 5% of the ONEseries Class A(2002-2) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	188,795.465	15.10%

Brown Brothers Harriman & Co. Robert Davide 63 Wall Street, 8th Floor New York, NY 10005	63,335	5.07%

JP Morgan Chase Bank Paula J. Dabner Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	351,995	28.16%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	104,800	8.38%

Northern Trust Company (The) 801 S. Canal C-IN Chicago, IL 60607	65,220	5.22%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	166,247.303	13.30%

SSB-Bank Portfolio Joe Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	70,000	5.60%

Beneficial owners of more than 5% of the ONEseries Class A(2002-3) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	120,719	24.14%

Brown Brothers Harriman & Co. Robert Davide 63 Wall Street, 8th Floor New York, NY 10005	30,200	6.04%

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	33,596	6.72%

Deutsche Bank Trust Company Americas John Lasher 648 Grassmere Park Road Nashville, TN 37211	30,000	6.00%

JP Morgan Chase Bank Paula J. Dabner Proxy/Class Actions/ Bankruptcy Dallas, TX 75254	83,595	16.72%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	41,955	8.39%

Northern Trust Company (The) 801 S. Canal C-IN Chicago, IL 60607	28,648	5.73%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	56,423	11.28%

Beneficial owners of more than 5% of the ONEseries Class A(2002-4) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	69,257.413	9.23%

Brown Brothers Harriman & Co. Robert Davide 63 Wall Street, 8th Floor New York, NY 10005	37,625	5.02%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	182,224	24.30%

Mellon Trust of New England, NA Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	80,754.622	10.77%

Northern Trust Company (The) 801 S. Canal C-IN Chicago, IL 60607	63,325.953	8.44%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	91,614.283	12.22%

U.S. Bank, N.A. Keith Frohlicher Attn: Securities Control 1555 N. Rivercenter Dr Ste 0300 Milwaukee, WI 53212	60,169.430	8.02%

Beneficial owners of more than 5% of the ONEseries Class A(2002-5) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	140,000	16.47%

Brown Brothers Harriman & Co. Robert Davide 63 Wall Street, 8th Floor New York, NY 10005	100,000	11.76%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	175,500	20.65%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	155,000	18.24%

UBS Securities LLC Carlos Lede 677 Washington Blvd Stamford, CT 06901	110,950	13.05%

Beneficial owners of more than 5% of the ONEseries Class A(2002-6) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	175,000	35.00%

Harris Trust & Savings Bank Carol Montgomery 111 W. Monroe St Chicago, IL 60603	50,000	10.00%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	70,000	14.00%

JPMorgan Chase Bank/Correspondence Clearing Services 2 Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	100,000	20.00%

U.S. Bank, N.A. Keith Frohlicher Attn: Securities Control 1555 N. Rivercenter Dr Ste 0300 Milwaukee, WI 53212	90,000	18.00%

Beneficial owners of more than 5% of the ONEseries Class A(2003-1) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	375,120	37.51%

Citibank, N.A. David Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	105,000	10.50%

Harris Trust and Savings Bank Carol Montgomery 111 W. Monroe St. Mail Code3404 Chicago, IL 60603	50,000	5.00%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	192,500	19.25%

Mellon Trust of New England, National Association Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	99,225	9.92%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	55,550	5.56%

Beneficial owners of more than 5% of the ONEseries Class A(2003-2) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	238,928	15.93%

The Bank of New York/ Wachovia Bank, N.A Joe Winkhart One Wall Street New York, NY 10286	111,790	7.45%

Citibank, N.A. David Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	97,216	6.48%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	311,098	20.74%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	386,656	25.78%

Beneficial owners of more than 5% of the ONEseries Class A(2003-3) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	241,000	19.28%

Citibank, N.A. David Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	110,200	8.82%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	529,875	42.39%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	142,350	11.39%

Beneficial owners of more than 5% of the ONEseries Class A(2003-4) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	250,000	50.00%

DBTC Americas/Deutsche Bank Frankfurt Scott Habura 14 Wall Street 5th Floor Broker/ Dealer Clearance New York, NY 10005	150,000	30.00%

JPMorgan Chase Bank/Correspondence Clearing Services 2 Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	50,000	10.00%

Beneficial owners of more than 5% of the ONEseries Class A(2003-5) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	281,500	28.15%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	203,900	20.39%

Mellon Trust of New England, National Association Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	56,940	5.69%

Northern Trust Company (The) Amelia Henson 801 S. Canal C-IN Chicago, IL 60607	238,795	23.88%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	85,960	8.60%

Beneficial owners of more than 5% of the ONEseries Class A(2003-6) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	285,539.500	28.55%

Citibank, N.A. David Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	156,250	15.63%

Citibank Dealer-Tax Exempt Operations John Dellolio VP One Court Square 45th Floor L.I.C., NY 11120-0001	50,000	5.00%

Harris Trust and Savings Bank Carol Montgomery 111 W. Monroe St. Mail Code3404 Chicago, IL 60603	60,000	6.00%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	230,000	23.00%

Mellon Trust of New England, National Association Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	143,450	14.35%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	62,725	6.27%

Beneficial owners of more than 5% of the ONEseries Class A(2003-7) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

American Express Trust Company Cindy Willis 929 AXP Financial Center Minneapolis, MN 55474	35,000	7.00%

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	147,254	29.45%

The Bank of New York /Fifth Third Bank Donna Steinman One Wall Street New York, NY 10286	45,000	9.00%

Citibank, N.A. David Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	33,725	6.75%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	61,960	12.39%

Wells Fargo Bank Minnesota, NA Issuer Services C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	27,506	5.50%

Beneficial owners of more than 5% of the ONEseries Class A(2003-8) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	200,000	38.10%

BNY/ITC –Dealers Clearance Special Mike Smith 6th Floor New York, NY 10286	55,000	10.48%

Citibank, N.A. David Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	80,000	15.24%

DBTC Americas/Deutsche Bank Frankfurt Scott Habura 14 Wall Street 5th Floor Broker/ Dealer Clearance New York, NY 10005	50,000	9.52%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	80,000	15.24%

Beneficial owners of more than 5% of the ONEseries Class A(2003-9) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	69,880	10.75%

The Bank of New York /Fifth Third Bank Donna Steinman One Wall Street New York, NY 10286	48,000	7.38%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	92,275	14.20%

Mellon Trust of New England, National Association Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	145,105	22.32%

PNC Bank, N.A. /Pittsburgh Barbara Skwarcha One PNC Plaza, 9th Floor Pittsburgh, PA 15222-7707	35,000	5.38%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	97,840	15.05%

Beneficial owners of more than 5% of the ONEseries Class A(2003-10) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Mellon Trust of New England, National Association Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	85,000	8.50%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	860,000	86.00%

Beneficial owners of more than 5% of the ONEseries Class B(2002-1) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	61,520	24.61%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	63,165	25.27%

JPMorgan Chase Bank/Correspondence Clearing Services 2 Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	15,000	6.00%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	84,660	33.86%

Beneficial owners of more than 5% of the ONEseries Class B(2002-2) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	56,200	20.44%

Barclays Global Investors N.A./ Investors Bank & Trust McDaniel Koren 980 9th Street 6th Floor Sacramento, CA 95814	75,000	27.27%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	28,000	10.18%

JPMorgan Chase Bank/Correspondence Clearing Services 2 Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	25,000	9.09%

Mellon Trust of New England, National Association Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	50,822	18.48%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	15,878	5.77%

Beneficial owners of more than 5% of the ONEseries Class B(2002-3) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Barclays Global Investors N.A./ Investors Bank & Trust McDaniel Koren 980 9th Street 6th Floor Sacramento, CA 95814	100,000	20.00%

Bank of Tokyo-Mitsubishi Trust Company Herman Smith Trust Operations Dept Plaza 3 5th Floor Harborside Fin’l Ctr Jersey City, NJ 07311-1904	50,000	10.00%

Deutsche Bank Trust Company Americas John Lasher 648 Grassmere Park Road Nashville TN 37211	140,000	28.00%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	39,500	7.90%

Mellon Trust of New England, National Association Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	50,000	10.00%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	85,000	17.00%

SSB-Bank Portfolio Joe Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	35,000	7.00%

Beneficial owners of more than 5% of the ONEseries Class B(2003-1) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	40,250	20.13%

The Bank of New York/Banc One Capital Markets Inc. Rosa Mendez One Wall Street New York, NY 10286	15,000	7.50%

Bank of Tokyo-Mitsubishi Trust Company Herman Smith Trust Operations Dept Plaza 3 5th Floor Harborside Fin’l Ctr Jersey City, NJ 07311-1904	50,000	25.00%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	45,000	22.50%

JPMorgan Chase Bank/Correspondence Clearing Services 2 Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	10,000	5.00%

Northern Trust Company (The) Amelia Henson 801 S. Canal C-IN Chicago, IL 60607	15,250	7.63%

Wells Fargo Bank Minnesota, N.A. Issuer Services C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	15,000	7.50%

Beneficial owners of more than 5% of the ONEseries Class B(2003-3) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

The Bank of New York/Broker Dealer Omnibus Cleola L. Moore One Wall Street New York, NY 10286	100,000	36.36%

Bank of Tokyo-Mitsubishi Trust Company Herman Smith Trust Operations Dept Plaza 3 5th Floor Harborside Fin’l Ctr Jersey City, NJ 07311-1904	150,000	54.55%

Wachovia Bank N.A. – Phila. Main Courtney Burton 530 Walnut Street 1st Floor Philadelphia, PA 19101	15,000	5.45%

Beneficial owners of more than 5% of the ONEseries Class C(2002-1) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	19,119	7.65%

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	52,233	20.89%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	83,680	33.47%

Mellon Trust of New England, National Association Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	28,432	11.37%

Wells Fargo Bank Minnesota, N.A. Issuer Services C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	17,000	6.80%

Beneficial owners of more than 5% of the ONEseries Class C(2002-2) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	29,000	12.89%

Deutsche Bank Trust Company Americas John Lasher 648 Grassmere Park Road Nashville, TN 37211	75,000	33.33%

Deutsche Bank Securitites Lou Pagnotta 1251 Avenue of the Americas Edgewood, NY 11717	100,000	44.44%

Beneficial owners of more than 5% of the ONEseries Class C(2002-3) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	35,751	20.43%

Deutsche Bank Trust Company Americas John Lasher 648 Grassmere Park Road Nashville, TN 37211	10,000	5.71%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	44,000	25.14%

Northern Trust Company (THE) 801 S. Canal C-IN Chicago, IL 60607	31,809	18.18%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	49,999	28.57%

Beneficial owners of more than 5% of the ONEseries Class C(2003-1) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	65,848	32.92%

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	31,270	15.64%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	31,740	15.87%

Mellon Trust of New England, National Association Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	26,760	13.38%

Morgan Stanley & Co. Incorporated Colleen Corr One Pierrepont Plaza Brooklyn, NY 11201	14,000	7.00%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	10,770	5.39%

Beneficial owners of more than 5% of the ONEseries Class C(2003-2) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	25,441	14.54%

The Bank of New York/Broker Dealer Omnibus Cleola L. Moore One Wall Street New York, NY 10286	15,000	8.57%

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	10,000	5.71%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	100,000	57.14%

Beneficial owners of more than 5% of the ONEseries Class C(2003-3) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	99,205	24.80%

Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	50,000	12.50%

JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	37,260	9.32%

Mellon Trust of New England, National Association Melissa Tarasovich 525 William Penn Place Pittsburgh, PA 15259	47,600	11.90%

Northern Trust Company (The) 801 S. Canal-C-IN Chicago, IL 60607	28,865	7.22%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	49,360	12.34%

UBS Securities LLC/CMO Robert O’Malley 299 Park Avenue New York, NY 10171	63,750	15.94%

Beneficial owners of more than 5% of the ONEseries Class C(2003-4) investor certificates as of December 31, 2003, are as follows:

	NUMBER OF CERTIFICATES	% OF OWNERSHIP

The Bank of New York/Broker Dealer Omnibus Cleola L. Moore One Wall Street New York, NY 10286	100,000	66.67%

JPMorgan Chase Bank/Correspondence Clearing Services 2 Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	19,000	12.67%

State Street Bank and Trust Company Joseph J. Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	12,690	8.46%

(b)	Not applicable.

(c)	Not applicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    CONTROLS AND PROCEDURES

Not applicable.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

3.	Exhibits:

31.1	Senior Officer for Securitization Servicing Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports
99.1	Annual Servicer’s Certificate.
99.2	Independent Accountants’ Reports of KPMG LLP on Management’s Assertions with respect to the Bank One Issuance Trust.
99.3	Independent Accountants’ Reports of KPMG LLP on Management’s Assertions with respect to the First USA Credit Master Trust.

(b)	Not applicable.

(c)	See item 14(a)3 above.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

BANK ONE, DELAWARE, NATIONAL ASSOCIATION (Formerly FIRST USA BANK, NATIONAL ASSOCIATION) as Servicer

By:	/s/ WILLIAM I. CAMPBELL

William I. Campbell Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

Signature	Title

/s/ WILLIAM I. CAMPBELL William I. Campbell	Director and Principal Executive Officer

/s/ RAYMOND FISCHER Raymond Fischer	Director, Principal Financial Officer and Principal Accounting Officer

/s/ MICHAEL LOONEY Michael Looney	Director

/s/ M. CARTER FRANKE M. Carter Franke	Director

/s/ WILLIAM GARNER William Garner	Director