Form 10-K
period 2004-12-31
CHASE ISSUANCE TRUST
filed 2005-03-31
CIK 1174821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CHASE BANK USA, NATIONAL ASSOCIATION

(Formerly BANK ONE, DELAWARE, NATIONAL ASSOCIATION)

(Depositor into the Issuers described herein)

FIRST USA CREDIT CARD MASTER TRUST

(Issuer of the First USA Collateral Certificate)

CHASE CREDIT CARD MASTER TRUST

(Issuer of the Chase Collateral Certificate)

CHASE ISSUANCE TRUST

(Formerly BANK ONE ISSUANCE TRUST)

(Issuer of the Notes)

(Exact name of registrant as specified in its charter)

Laws of the United States	333-118423	22-2382028
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

Chase Bank USA, National Association White Clay Center, Building 200 Newark, Delaware	19711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (302) 575-5000

BANK ONE ISSUANCE TRUST

201 North Walnut Street, Wilmington, Delaware 19801

(Commission File Number 333-67076)

(Former name or former address, if changed since last report.)

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

The registrant has no voting or non-voting common equity outstanding as of the date of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

None

Introductory Note

On October 1, 2004, Bank One, Delaware, National Association (formerly First USA Bank, National Association) (“Bank One”) a national banking association with its main office in Wilmington, Delaware merged with Chase Bank USA, National Association (“Chase USA”), a national banking association with its main office in Newark, Delaware, with Chase USA as the surviving entity.

Pursuant to the Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”), dated as of October 1, 2004, by Chase USA, in favor of and for the benefit of Wells Fargo Bank, National Association (“Wells Fargo”) (the “Indenture Trustee” and “Collateral Agent”) of the Bank One Issuance Trust, a Delaware statutory trust, Chase USA has (1) assumed the performance of every covenant and obligation of the Transferor under the Transfer and Servicing Agreement and (2) assumed the performance of every covenant and obligation of the Servicer under the Transfer and Servicing Agreement. The Assignment and Assumption Agreement was previously filed as Exhibit 10.1 to the Form 8-K filed on November 3, 2004.

Bank One Issuance Trust, the Issuer of the ONEseries notes, changed its name to Chase Issuance Trust as of October 13, 2004.

On October 15, 2004, Chase USA formalized the succession by merger to Bank One’s role as Originator, Depositor, Transferor and Servicer of the First USA Master Trust and Bank One Issuance Trust by amending the following series of documents:

•	the Amended and Restated Transfer and Servicing Agreement (the “Transfer and Servicing Agreement”), dated as of October 15, 2004, between Chase Issuance Trust, by Chase USA, as Beneficiary and Wells Fargo, as Indenture Trustee and Collateral Agent. The Transfer and Servicing Agreement was previously filed as Exhibit 4.13 to Amendment No. 1 to Form S-3 (Registration Statement No. 333-118423) on October 18, 2004;

•	the Second Amended and Restated Trust Agreement (the “Trust Agreement”), dated as of October 15, 2004, between Chase USA, as Transferor, and Wilmington Trust Company, as Owner Trustee of the Chase Issuance Trust. The Trust Agreement was previously filed as Exhibit 4.14 to Amendment No. 1 to Form S-3 (Registration Statement No. 333-118423) on October 18, 2004;

•	the Amended and Restated Indenture (the “Indenture”), dated as of October 15, 2004, between Chase Issuance Trust, by Chase USA, as Beneficiary, Wells Fargo, as Indenture Trustee and acknowledged and accepted by Chase USA, as Servicer. The Indenture was previously filed as Exhibit 4.1 to Amendment No. 1 to Form S-3 (Registration Statement No. 333-118423) on October 18, 2004;

•	the Amended and Restated Asset Pool One Supplement (the “Asset Pool One Supplement”), dated as of October 15, 2004, between Chase Issuance Trust, by Chase USA, as Beneficiary, and Wells Fargo, as Indenture Trustee and Collateral Agent and acknowledged by Chase USA, as Transferor, Servicer and Administrator. The Asset Pool One Supplement was previously filed as Exhibit 4.2 to Amendment No. 1 to Form S-3 (Registration Statement No. 333-118423) on October 18, 2004;

•	the Amended and Restated Series 2002-CC Supplement (the “Series 2002-CC Supplement”), dated as of October 15, 2004, between Chase USA, as Transferor and Servicer, and the Bank of New York (Delaware) as Master Trust Trustee. The Series 2002-CC Supplement was previously filed as Exhibit 4.11 to Amendment No. 1 to Form S-3 (Registration Statement No. 333-118423) on October 18, 2004; and

•	the Amended and Restated CHASEseries Indenture Supplement (the “Indenture Supplement”), dated as of October 15, 2004, between Chase Issuance Trust, by Chase USA, as Beneficiary, and Wells Fargo, as Indenture Trustee and Collateral Agent. Pursuant to the Indenture Supplement, the outstanding ONEseries Notes previously issued and the new notes to be issued by the Chase Issuance Trust shall hereafter be referred to as the CHASEseries Notes. The Indenture Supplement was previously filed as Exhibit 4.3 to Amendment No. 1 to Form S-3 (Registration Statement No. 333-118423) on October 18, 2004.

On October 15, 2004, Chase USA also signed a Fourth Amendment to the Third Amended and Restated Pooling and Servicing Agreement (the “Pooling and Servicing Agreement”) with The Bank of New York as Trustee. The Pooling and Servicing Agreement was previously filed as Exhibit 4.10 to Amendment No. 1 to Form S-3 (Registration Statement No. 333-118423) on October 18, 2004.

On October 20, 2004, Chase USA executed the 2004-CC Supplement (the “Series 2004-CC Supplement”) to the Pooling and Servicing Agreement, and issued a collateral certificate (the “Chase Collateral Certificate”) in the initial amount of $500,000,000. The Chase Collateral Certificate, which represents an undivided interest in the assets of the Chase Credit Card Master Trust, has been deposited by Chase USA in the Chase Issuance Trust. The Chase Collateral Certificate has been pledged by the Chase Issuance Trust to Wells Fargo, as Indenture Trustee to secure certain notes to be issued from time to time by the Chase Issuance Trust. The Form of the Series 2004-CC Supplement, which includes the Form of Chase Collateral Certificate as an Exhibit, was previously filed as Exhibit 4.12 to Amendment No. 1 to Form S-3 (Registration Statement No. 333-118423) on October 18, 2004. The Series 2004-CC Supplement, which includes the Chase Collateral Certificate as an Exhibit, was previously filed as Exhibit 10.2 to the Form 8-K filed on November 3, 2004.

As of December 31, 2004, all outstanding Notes issued by the Trust are part of the CHASEseries. As of December 31, 2004, the following tranches of CHASEseries Notes were outstanding: Class A(2002-1), Class A(2002-2), Class A(2002-3), Class A(2002-4), Class A(2002-5), Class A(2002-6), Class A(2003-1), Class A(2003-2), Class A(2003-3), Class A(2003-4), Class A(2003-5), Class A(2003-6), Class A(2003-7), Class A(2003-8), Class A(2003-9), Class A(2003-10), Class A(2004-1), Class A(2004-2), Class A(2004-3), Class A(2004-4), Class A(2004-5), Class A(2004-6), Class A(2004-7), Class A(2004-8), Class A(2004-9), Class A(2004-10), Class B(2002-1), Class B(2002-2), Class B(2002-3), Class B(2003-1), Class B(2003-2), Class B(2003- 3), Class B(2004-1), Class B(2004-2), Class C(2002-1), Class C(2002-2), Class C(2002-3), Class C(2003-1), Class C(2003-2), Class C(2003-3) and Class C(2003-4), Class C(2004-1), Class C(2004-2), Class C(2004-3).

The Registrant has previously filed the following documents with the Securities and Exchange Commission: the Pooling and Servicing Agreement, the Series CC Supplement, the Series 2002-CC Supplement, the Trust Agreement, the Transfer and Servicing Agreement, the Indenture, the CHASEseries Indenture Supplement, the Asset Pool Supplement and each Terms Document or Supplemental Indenture relating to the Notes.

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

The Bank is a direct, wholly owned subsidiary of JPMORGAN CHASE & CO. (“JPMORGAN CHASE & CO”).

PART I

ITEM 1. BUSINESS

Available Information: JPMORGAN CHASE & CO., the parent corporation of Chase Bank USA, National Association, has an Internet website at www.jpmorganchase.com which includes certain Trust reports. Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the “Investor Relations” section of www.jpmorganchase.com. The reports can be found under “Asset Backed Securities” in the Investor Relations section of the website. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

The property of Chase Issuance Trust (the “Trust”) includes and will include one or more collateral certificates and credit card receivables arising in consumer revolving credit card accounts owned by Chase Bank USA, National Association (the “Bank” or the “Registrant”) or by one of its affiliates. Each collateral certificate represents an undivided interest in a credit card master trust or other securitization special purpose entity, whose assets consist primarily of credit card receivables arising in consumer credit card accounts owned by the Bank or by one of its affiliates. As of the date hereof, the Trusts owns two collateral certificates: one being the Collateral Certificate issued by the First USA Credit Card Master Trust (the “First USA Master Trust”) and the other being the Collateral Certificate issued by the Chase Credit Card Master Trust (the “Chase Master Trust” and together with the First USA Master Trust, the “Master Trusts”). These Collateral Certificates represent undivided interest in the assets of the First USA Master Trust and Chase Master Trust respectively. The Master Trusts’ assets primarily include credit card receivables selected from MasterCard® and VISA®* consumer revolving credit card accounts that meet the eligibility criteria for inclusion in the Master Trusts. The Trust also owns certain credit card receivables transferred into the Trust by the Bank. These credit card receivables arise in MasterCard® and VISA®* consumer revolving credit card accounts owned by the Bank and meet the eligibility criteria for inclusion in the Trust.

Each collateral certificate and credit card receivable transferred to the Trust will be designated for inclusion in a specific asset pool. Payments of principal and interest on each series, class or tranche of Notes will be secured primarily by the assets included in a particular asset pool. As of the date hereof, the only asset pool is Asset Pool One. The Collateral Certificates and all the credit card receivables in the Trust are included in Asset Pool One. Future issuances of Notes by the Trust may be secured by different asset pools.

The receivables included in the Master Trust (the “Master Trust Portfolio”), as of the close of business on December 31, 2004, consisted of $81,221,310,279 of Principal Receivables and $2,572,323,603 of Finance Charge Receivables. As of December 31, 2004, cardholders whose accounts are included in the Master Trust Portfolio, had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The receivables included in the Trust (the “Trust Portfolio”), as of the close of business on December 31, 2004, consisted of $6,464,040,000 of Principal Receivables and $121,404,015 of Finance Charge Receivables. As of December 31, 2004, the invested amount of the First USA Credit Card Master Trust collateral certificate is expected to be $25,000,000,000. As of December 31, 2004, the invested amount of the Chase Credit Card Master Trust collateral certificate is expected to be $500,000,000. As of December 31, 2004, cardholders whose accounts are included in the Trust Portfolio had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

*	MasterCard and VISA are registered trademarks of MasterCard International Incorporated and VISA USA Incorporated, respectively.

The following table summarizes the Composition by Period of Delinquency for Asset Pool One as of the close of business on December 31, 2004. Because the future composition of Asset Pool One may change over time, this table is not necessarily indicative of the composition of Asset Pool One at any subsequent time.

Composition by Period of Delinquency

Asset Pool One

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$351,088,257.56	1.09%
60 to 89 Days	$252,426,275.39	0.79%
90 to 119 Days	$200,129,794.72	0.62%
120 to 149 Days	$177,091,951.53	0.55%
150 to 179 Days	$154,851,020.81	0.48%
180 or More Days	$0.00	0.00%

Total	$1,135,587,300.01	3.53%

The aggregate amount of receivables written off during the twelve-month reporting period was $1,388,806,852. The investor amount of Principal Receivables written off in Asset Pool One allocated to the CHASEseries (the “CHASEseries Default Amount”) for 2004 was $1,260,814,527. The CHASEseries Default Amount as a percentage of the average nominal liquidation amount of outstanding CHASEseries Notes during the reporting period was approximately 5.63%.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust or the Master Trusts involving the Trust, the Master Trusts, the Indenture Trustee, the Owner Trustee or the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2004, the number of holders of record identified by the Depository Trust Company for the respective Series is as follows:

Investor Certificate Description	Record Holders
CHASEseries Class A(2002-1)	15
CHASEseries Class A(2002-2)	50
CHASEseries Class A(2002-3)	69
CHASEseries Class A(2002-4)	50
CHASEseries Class A(2002-5)	18
CHASEseries Class A(2002-6)	6
CHASEseries Class A(2003-1)	48
CHASEseries Class A(2003-2)	30
CHASEseries Class A(2003-3)	19
CHASEseries Class A(2003-4)	6
CHASEseries Class A(2003-5)	21
CHASEseries Class A(2003-6)	18
CHASEseries Class A(2003-7)	34
CHASEseries Class A(2003-8)	8
CHASEseries Class A(2003-9)	32
CHASEseries Class A(2003-10)	14
CHASEseries Class A(2004-1)	53
CHASEseries Class A(2004-2)	20
CHASEseries Class A(2004-3)	7
CHASEseries Class A(2004-4)	10
CHASEseries Class A(2004-5)	3
CHASEseries Class A(2004-6)	16
CHASEseries Class A(2004-7)	2
CHASEseries Class A(2004-8)	5
CHASEseries Class A(2004-9)	44
CHASEseries Class A(2004-10)	12

CHASEseries Class B(2002-1)	10
CHASEseries Class B(2002-2)	7
CHASEseries Class B(2002-3)	6
CHASEseries Class B(2003-1)	19
CHASEseries Class B(2003-2)	8
CHASEseries Class B(2003-3)	9
CHASEseries Class B(2004-1)	13
CHASEseries Class B(2004-2)	28

CHASEseries Class C(2002-1)	14
CHASEseries Class C(2002-2)	9
CHASEseries Class C(2002-3)	8
CHASEseries Class C(2003-1)	16
CHASEseries Class C(2003-2)	20
CHASEseries Class C(2003-3)	21
CHASEseries Class C(2003-4)	14
CHASEseries Class C(2004-1)	9
CHASEseries Class C(2004-2)	5
CHASEseries Class C(2004-3)	9

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in the Form 8-K filed on July 23, 2004, on July 1, 2004, Bank One Corporation merged with JPMorgan Chase & Co. with JPMorgan Chase & Co. as the surviving entity. In connection therewith, as of July 1, 2004, PricewaterhouseCoopers has replaced KPMG LLP (“KPMG”) as the accountants for the Trust.

The reports of KPMG with respect to the Trust for the years ended December 31, 2003 and December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its reports with respect to the Trust for the years ended December 31, 2003 and December 31, 2002 and through June 30, 2004, there were no disagreements between the Trust and KPMG on any matter of accounting principles or practices, financial disclosure or scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG would have caused KPMG to make reference to the subject matter of the disagreement in connection with its report for such years.

ITEM	9A. CONTROLS AND PROCEDURES

None.

ITEM 9B. OTHER INFORMATION

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

Beneficial owners of more than 5% of the CHASEseries Class A(2002-1) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000050 Morgan Stanley & Co. Incorporated One Pierrepont Plaza, 7th Floor Brooklyn, NY 11201	$51,250,000.00	5.13%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$303,450,000.00	30.35%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$78,825,000.00	7.88%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$388,090,000.00	38.81%
00002020 BONY/SO GE One Wall Street New York, NY 10286	$50,000,000.00	5.00%

Beneficial owners of more than 5% of the CHASEseries Class A(2002-2) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000010 Brown Brothers Harriman & Co. 525 Washington Blvd. New Port Towers Jersey City, NJ 07302	$65,760,000.00	5.26%
00000901 The Bank of New York One Wall Street New York, NY 10286	$138,514,465.00	11.08%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$123,680,000.00	9.89%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$101,916,000.00	8.15%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$322,896,303.00	25.83%
00002212 Investors Bank & Trust Company 200 Clarendon Street 9th Floor Corporate Actions Unit/TOP57 Boston, MA 02116	$91,768,000.00	7.34%
00002436 SSB - Bank Portfolio 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$70,000,000.00	5.60%

Beneficial owners of more than 5% of the CHASEseries Class A(2002-3) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000010 Brown Brothers Harriman & Co. 525 Washington Blvd. New Port Towers Jersey City, NJ 07302	$30,000,000.00	6.00%
00000901 The Bank of New York One Wall Street New York, NY 10286	$146,111,000.00	29.22%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$94,370,000.00	18.87%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$49,654,000.00	9.93%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$53,454,000.00	10.69%

Beneficial owners of more than 5% of the CHASEseries Class A(2002-4) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000010 Brown Brothers Harriman & Co. 525 Washington Blvd. New Port Towers Jersey City, NJ 07302	$56,121,000.00	7.48%
00000901 The Bank of New York One Wall Street New York, NY 10286	$45,978,309.00	6.13%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$179,475,000.00	23.93%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$37,450,000.00	4.99%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$53,265,000.00	7.10%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$91,617,000.00	12.22%

00002669 The Northern Trust Company PROCESSORAL C-IN Chicago, IL 60607	$44,365,953.00	5.92%
00002803 U.S. Bank N.A. Attn: Securities Control 1555 N. Rivercenter Drive Ste 0300 Milwaukee, WI 53212	$53,404,430.00	7.12%

Beneficial owners of more than 5% of the CHASEseries Class A(2002-5) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000010 Brown Brothers Harriman & Co. 525 Washington Blvd. New Port Towers Jersey City, NJ 07302	$100,000,000.00	11.76%
00000642 UBS SECLLC 677 Washington Blvd, 9th Floor Stamford, CT 06901	$139,950,000.00	16.46%
00000901 The Bank of New York One Wall Street New York, NY 10286	$65,700,000.00	7.73%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$153,800,000.00	18.09%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$57,300,000.00	6.74%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$48,950,000.00	5.76%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$202,000,000.00	23.76%

Beneficial owners of more than 5% of the CHASEseries Class A(2002-6) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$182,000,000.00	36.40%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$70,000,000.00	14.00%
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$100,000,000.00	20.00%
00002697 Harris Trust & Savings Bank 111 W. Monroe Street Chicago, IL 60603	$50,000,000.00	10.00%
00002803 U.S. Bank N.A. Attn: Securities Control 1555 N. Rivercenter Drive Ste 0300 Milwaukee, WI 53212	$90,000,000.00	18.00%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-1) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$235,445,000.00	23.54%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$189,086,000.00	18.91%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$84,200,000.00	8.42%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$223,094,000.00	22.31%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$71,715,000.00	7.17%
00002697 Harris Trust & Savings Bank 111 W. Monroe Street Chicago, IL 60603	$50,000,000.00	5.00%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-2) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000642 UBS SECLLC 677 Washington Blvd, 9th Floor Stamford, CT 06901	$111,790,000.00	7.45%
00000901 The Bank of New York One Wall Street New York, NY 10286	$102,658,000.00	6.84%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$273,918,000.00	18.26%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$96,966,000.00	6.46%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$103,156,000.00	6.88%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$476,674,000.00	31.78%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-3) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$102,300,000.00	8.18%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$467,185,000.00	37.37%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$101,150,000.00	8.09%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$79,120,000.00	6.33%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$258,050,000.00	20.64%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-4) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$250,000,000.00	50.00%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$65,000,000.00	13.00%
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$50,000,000.00	10.00%
00002399 SSB/FRANK 14 Wall Street, 5th Floor Broker/Dealer Clearance New York, NY 10005	$100,000,000.00	20.00%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-5) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000642 UBS SECLLC 677 Washington Blvd, 9th Floor Stamford, CT 06901	$53,900,000.00	5.39%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$144,050,000.00	14.41%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$329,190,000.00	32.92%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$143,560,000.00	14.36%
00002669 The Northern Trust Company PROCESSORAL C-IN Chicago, IL 60607	$234,095,000.00	23.41%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-6) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000642 UBS SECLLC 677 Washington Blvd, 9th Floor Stamford, CT 06901	$100,000,000.00	10.00%
00000901 The Bank of New York One Wall Street New York, NY 10286	$105,024,500.00	10.50%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$211,025,000.00	21.10%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$162,000,000.00	16.20%
00000950 CITIDLRTEO One Court Square, 45th Floor L.I.C., NY 11120-0001	$50,000,000.00	5.00%
00000979 UBS AG 677 Washington Blvd Stamford, CT 06901	$73,521,850.00	7.35%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$182,250,000.00	18.23%
00002697 Harris Trust & Savings Bank 111 W. Monroe Street Chicago, IL 60603	$60,000,000.00	6.00%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-7) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$141,915,000.00	28.38%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$89,475,000.00	17.90%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$30,000,000.00	6.00%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$49,110,000.00	9.82%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$70,480,000.00	14.10%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-8) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$200,000,000.00	38.10%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$35,000,000.00	6.67%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$80,000,000.00	15.24%
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$80,000,000.00	15.24%
00002339 BNY/ITCSPE One Wall Street, 6th Floor New York, NY 10286	$50,000,000.00	9.52%
00002399 SSB/FRANK 14 Wall Street, 5th Floor Broker/Dealer Clearance New York, NY 10005	$50,000,000.00	9.52%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-9) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$80,776,667.00	12.43%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$108,120,000.00	16.63%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$180,505,000.00	27.77%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$88,761,667.00	13.66%
00002669 The Northern Trust Company PROCESSORAL C-IN Chicago, IL 60607	$32,946,666.00	5.07%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-10) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$842,380,000.00	84.24%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-1) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$65,640,000.00	10.10%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$164,209,000.00	25.26%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$49,700,000.00	7.65%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$88,790,000.00	13.66%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$117,780,000.00	18.12%
00002669 The Northern Trust Company PROCESSORAL C-IN Chicago, IL 60607	$56,676,000.00	8.72%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-2) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000642 UBS SECLLC 677 Washington Blvd, 9th Floor Stamford, CT 06901	$100,000,000.00	5.00%
00000901 The Bank of New York One Wall Street New York, NY 10286	$217,145,000.00	10.86%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$302,470,000.00	15.12%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$870,805,000.00	43.54%

00002669 The Northern Trust Company PROCESSORAL C-IN Chicago, IL 60607	$285,855,000.00	14.29%
00002767 BGI/IBT CO 980 9th Street, 6th Floor Sacramento, CA 95814	$100,000,000.00	5.00%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-3) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000010 Brown Brothers Harriman & Co. 525 Washington Blvd. New Port Towers Jersey City, NJ 07302	$50,000,000.00	7.41%
00000901 The Bank of New York One Wall Street New York, NY 10286	$67,500,000.00	10.00%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$36,600,000.00	5.42%
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$76,400,000.00	11.32%
00002251 LaSalle Bank National Association 135 South Lasalle Street Chicago, IL 60603	$277,000,000.00	41.04%
00002399 SSB/FRANK 14 Wall Street, 5th Floor Broker/Dealer Clearance New York, NY 10005	$150,000,000.00	22.22%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-4) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$128,000,000.00	10.24%
00000979 UBS AG 677 Washington Blvd Stamford, CT 06901	$70,000,000.00	5.60%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$670,000,000.00	53.60%
00002669 The Northern Trust Company PROCESSORAL C-IN Chicago, IL 60607	$157,350,000.00	12.59%
00002767 BGI/IBT CO 980 9th Street, 6th Floor Sacramento, CA 95814	$90,000,000.00	7.20%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-5) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$500,000,000.00	66.67%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$225,000,000.00	30.00%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-6) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$32,500,000.00	5.91%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$73,850,000.00	13.43%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$31,400,000.00	5.71%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$215,090,000.00	39.11%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$143,845,000.00	26.15%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-7) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$200,000,000.00	16.67%
00000956 Bank of Tokyo-Mitsubishi Trust Company Trust Operations Dept Plaza 3, 5th Floor Harborside Financial Center Jersey City, NJ 07311-1904	$1,000,000,000.00	83.33%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-8) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000010 Brown Brothers Harriman & Co. 525 Washington Blvd. New Port Towers Jersey City, NJ 07302	$164,000,000.00	46.86%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$35,000,000.00	10.00%
00002027 Wells Fargo Bank Minnesota, N.A. 733 Marquette Avenue Minneapolis, MN 55479	$128,750,000.00	36.79%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-9) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$136,660,000.00	11.88%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$80,200,000.00	6.97%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$173,930,000.00	15.12%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$383,475,000.00	33.35%
00002616 PNC Bank, National Association 8800 Tinicum Blvd T MS F6-F266-02-2 Philadelphia, PA 19153	$73,985,000.00	6.43%
00002669 The Northern Trust Company PROCESSORAL C-IN Chicago, IL 60607	$119,235,000.00	10.37%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-10) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$151,430,000.00	17.82%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$217,505,000.00	25.59%
00000979 UBS AG 677 Washington Blvd Stamford, CT 06901	$300,000,000.00	35.29%
00002669 The Northern Trust Company PROCESSORAL C-IN Chicago, IL 60607	$55,515,000.00	6.53%
00002684 NRTHN/TR S 50 South Lasalle Street, Level A Chicago, IL 60675	$45,000,000.00	5.29%

Beneficial owners of more than 5% of the CHASEseries Class B(2002-1) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$58,085,000.00	23.23%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$45,220,000.00	18.09%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$122,570,000.00	49.03%
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$15,000,000.00	6.00%

Beneficial owners of more than 5% of the CHASEseries Class B(2002-2) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$66,400,000.00	24.15%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$28,000,000.00	10.18%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$59,622,000.00	21.68%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$15,878,000.00	5.77%
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$25,000,000.00	9.09%
00002767 BGI/IBT CO 980 9th Street, 6th Floor Sacramento, CA 95814	$75,000,000.00	27.27%

Beneficial owners of more than 5% of the CHASEseries Class B(2002-3) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$179,500,000.00	35.90%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$50,500,000.00	10.10%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$50,000,000.00	10.00%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$85,000,000.00	17.00%
00002436 SSB - Bank Portfolio 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$35,000,000.00	7.00%
00002767 BGI/IBT CO 980 9th Street, 6th Floor Sacramento, CA 95814	$100,000,000.00	20.00%

Beneficial owners of more than 5% of the CHASEseries Class B(2003-1) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000274 CGM/SAL BR 333 W 34th Street 3rd Floor New York, NY 10001	$10,000,000.00	5.00%
00000901 The Bank of New York One Wall Street New York, NY 10286	$40,850,000.00	20.43%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$75,000,000.00	37.50%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$13,000,000.00	6.50%
00002027 Wells Fargo Bank Minnesota, N.A. 733 Marquette Avenue Minneapolis, MN 55479	$10,300,000.00	5.15%
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$10,000,000.00	5.00%
00002669 The Northern Trust Company PROCESSORAL C-IN Chicago, IL 60607	$16,750,000.00	8.38%

Beneficial owners of more than 5% of the CHASEseries Class B(2003-2) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$76,830,000.00	61.46%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$27,000,000.00	21.60%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$12,670,000.00	10.14%

Beneficial owners of more than 5% of the CHASEseries Class B(2003-3) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000956 Bank of Tokyo-Mitsubishi Trust Company Trust Operations Dept Plaza 3, 5th Floor Harborside Financial Center Jersey City, NJ 07311-1904	$150,000,000.00	54.55%
00002469 BNY/MIZUHO One Wall Street New York, NY 10286	$100,000,000.00	36.36%

Beneficial owners of more than 5% of the CHASEseries Class B(2004-1) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$88,475,000.00	35.39%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$18,800,000.00	7.52%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$63,425,000.00	25.37%
00002436 SSB - Bank Portfolio 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$50,000,000.00	20.00%

Beneficial owners of more than 5% of the CHASEseries Class B(2004-2) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$62,582,000.00	20.86%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$39,022,000.00	13.01%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$44,302,000.00	14.77%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$119,989,000.00	40.00%

Beneficial owners of more than 5% of the CHASEseries Class C(2002-1) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$29,290,000.00	11.72%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$111,351,200.00	44.54%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$26,100,000.00	10.44%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$30,320,000.00	12.13%
00002027 Wells Fargo Bank Minnesota, N.A. 733 Marquette Avenue Minneapolis, MN 55479	$17,000,000.00	6.80%

Beneficial owners of more than 5% of the CHASEseries Class C(2002-2) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$70,760,000.00	31.45%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$123,595,000.00	54.93%

Beneficial owners of more than 5% of the CHASEseries Class C(2002-3) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$70,251,000.00	40.14%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$17,450,000.00	9.97%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$59,693,000.00	34.11%
00002669 The Northern Trust Company PROCESSORAL C-IN Chicago, IL 60607	$22,465,000.00	12.84%

Beneficial owners of more than 5% of the CHASEseries Class C(2003-1) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$69,527,000.00	34.76%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$31,611,000.00	15.81%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$31,270,000.00	15.64%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$28,080,000.00	14.04%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$18,870,000.00	9.44%

Beneficial owners of more than 5% of the CHASEseries Class C(2003-2) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$28,391,000.00	16.22%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$66,720,000.00	38.13%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$10,000,000.00	5.71%
00002469 BNY/MIZUHO One Wall Street New York, NY 10286	$15,000,000.00	8.57%
00002932 UFJ TRUST 666 Fifth Avenue, 33rd Floor New York, NY 11217	$40,000,000.00	22.86%

Beneficial owners of more than 5% of the CHASEseries Class C(2003-3) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000652 UBSSEC/CMO 299 Park Avenue New York, NY 10171	$63,750,000.00	15.94%
00000901 The Bank of New York One Wall Street New York, NY 10286	$116,810,000.00	29.20%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$26,075,000.00	6.52%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$76,000,000.00	19.00%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$33,645,000.00	8.41%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$32,520,000.00	8.13%
00002669 The Northern Trust Company PROCESSORAL C-IN Chicago, IL 60607	$26,875,000.00	6.72%

Beneficial owners of more than 5% of the CHASEseries Class C(2003-4) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000274 CGM/SAL BR 333 W 34th Street 3rd Floor New York, NY 10001	$9,100,000.00	6.07%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$17,640,000.00	11.76%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$8,515,000.00	5.68%
00002469 BNY/MIZUHO One Wall Street New York, NY 10286	$50,000,000.00	33.33%
00002932 UFJ TRUST 666 Fifth Avenue, 33rd Floor New York, NY 11217	$35,000,000.00	23.33%

Beneficial owners of more than 5% of the CHASEseries Class C(2004-1) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$70,000,000.00	46.67%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$52,000,000.00	34.67%
00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$9,300,000.00	6.20%

Beneficial owners of more than 5% of the CHASEseries Class C(2004-2) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000274 CGM/SAL BR 333 W 34th Street 3rd Floor New York, NY 10001	$15,000,000.00	9.09%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$41,000,000.00	24.85%
00002932 UFJ TRUST 666 Fifth Avenue, 33rd Floor New York, NY 11217	$100,000,000.00	60.61%

Beneficial owners of more than 5% of the CHASEseries Class C(2004-3) investor certificates as of December 31, 2004, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street New York, NY 10286	$36,330,000.00	18.17%
00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$45,095,000.00	22.55%
00002103 BNY-SBL/PB One Wall Street New York, NY 10286	$14,000,000.00	7.00%
00002469 BNY/MIZUHO One Wall Street New York, NY 10286	$50,000,000.00	25.00%
00002517 JPM/Pruden [No contact information listed]	$30,000,000.00	15.00%
00002779 SUMI TRUST 527 Madison Avenue New York, NY 10022	$20,000,000.00	10.00%

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

	3.	Exhibits:

		31.1	Senior Officer for Securitization Servicing Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports

		99.1	Annual Servicer’s Certificate.

		99.2	Independent Accountants’ Reports of PricewaterhouseCoopers on Management’s Assertions with respect to the Chase Issuance Trust.

		99.3	Independent Accountants’ Reports of PricewaterhouseCoopers on Management’s Assertions with respect to the First USA Credit Master Trust and Chase Credit Card Master Trust.

(b)	See item 15(a)3 above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

CHASE BANK USA, NATIONAL ASSOCIATION
as depositor into the First USA Credit Card Master Trust, the Chase Credit Card Master Trust and the Chase Issuance Trust

By:	/s/ Keith W. Schuck
Name:	Keith W. Schuck
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2005.

Signature	Title	Date
/s/ William I. Campbell William I. Campbell	Principal Executive Officer and Director	March 30, 2005

Richard J. Srednicki	Director	March 30, 2005

/s/ Keith W. Schuck Keith W. Schuck	Principal Accounting Officer, Controller and Director	March 30, 2005

/s/ Raymond L. Fischer Raymond L. Fischer	Principal Financial Officer and Director	March 30, 2005

Mark Hartzell	Director	March 30, 2005

Thomas Wind	Director	March 30, 2005

/s/ James K. Paterson James K. Paterson	Director	March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Noteeholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Noteholders subsequent to the filing of this report.

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Senior Officer for Securitization Servicing Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports

99.1	Annual Servicer’s Certificate.

99.2	Independent Accountants’ Reports of PricewaterhouseCoopers on Management’s Assertions with respect to the Chase Issuance Trust.

99.3	Independent Accountants’ Reports of PricewaterhouseCoopers on Management’s Assertions with respect to the First USA Credit Master Trust and Chase Credit Card Master Trust.