Form 10-K
period 2005-12-31
CHASE ISSUANCE TRUST
filed 2006-03-30
CIK 1174821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   333-131327 333-67076-02

CHASE BANK USA, NATIONAL ASSOCIATION

(Depositor into the Issuing Entities described herein)

FIRST USA CREDIT CARD MASTER TRUST

(Issuing Entity of the First USA Collateral Certificate)

CHASE CREDIT CARD MASTER TRUST

(Issuing Entity of the Chase Collateral Certificate)

CHASE ISSUANCE TRUST

(Issuing Entity of the Notes)

(Exact name of registrant as specified in its charter)

United States of America	22-2382028
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Chase Bank USA, National Association White Clay Center Building 200 Newark, Delaware	19711
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days:

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

NOT APPLICABLE.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

The registrant has no voting or non-voting common equity outstanding as of the date of this report.

DOCUMENTS INCORPORATED BY REFERENCE

None

Introductory Note

As of December 31, 2005, all outstanding notes issued by the Chase Issuance Trust (the “Trust” or the “Registrant”) are part of the CHASEseries (such notes, the “Notes”). Chase Bank USA, National Association (the “Bank”) is the sole beneficiary of the Trust. As of December 31, 2005, the following tranches of Notes were outstanding: Class A(2002-1), Class A(2002-3), Class A(2002-5), Class A(2002-6), Class A(2003-1), Class A(2003-2), Class A(2003-3), Class A(2003-4), Class A(2003-5), Class A(2003-6), Class A(2003-7), Class A(2003-8), Class A(2003-9), Class A(2003-10), Class A(2004-1), Class A(2004-2), Class A(2004-3), Class A(2004-4), Class A(2004-5), Class A(2004-6), Class A(2004-7), Class A(2004-8), Class A(2004-9), Class A(2004-10), Class A(2005-1), Class A(2005-2), Class A(2005-3), Class A(2005-4), Class A(2005-5), Class A(2005-6), Class A(2005-7), Class A(2005-8), Class A(2005-9), Class A(2005-10), Class A(2005-11), Class A(2005-12), Class A(2005-13),Class B(2002-1), Class B(2003-1), Class B(2003-2), Class B(2003- 3), Class B(2004-1), Class B(2004-2), Class B(2005-1), Class B(2005-2), Class C(2002-1), Class C(2003-1), Class C(2003-2), Class C(2003-3) and Class C(2003-4), Class C(2004-1), Class C(2004-2), Class C(2004-3), Class C(2005-1), Class C(2005-2), and Class C(2005-3).

In addition to the issuance of the Notes described above, the Trust has issued and privately placed each of the following tranches of Notes: Class B(2005-3), Class B(2005-4) and Class B(2005-5). The Trust has also issued the Class C(2005-4) Notes, which have been retained by the Bank.

The Chase Issuance Trust has made the following final payments with respect to the Notes:

•	The final payment with respect to the Class A(2002-2) Notes was made on May 16, 2005.

•	The final payment with respect to the Class B(2002-2) Notes was made on September 15, 2005.

•	The final payment with respect to the Class C(2002-2) Notes was made on September 15, 2005.

•	The final payment with respect to the Class A(2002-4) Notes was made on October 17, 2005.

•	The final payment with respect to the Class B(2002-3) Notes was made on December 15, 2005.

•	The final payment with respect to the Class C(2002-3) Notes was made on December 15, 2005.

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

The Bank is a direct, wholly-owned third-tier subsidiary of JPMorgan Chase & Co.

PART I

ITEM 1. BUSINESS

JPMorgan Chase & Co., the parent corporation of the Bank, has an Internet website at www.jpmorganchase.com which includes certain reports of the Trust. Electronic copies of the Trust’s annual report on Form 10-K, current reports on Form 8-K, and distribution reports on Form 10-D are available free of charge by visiting the Securities Exchange Commission (the “SEC”) website at www.sec.gov. The Trust’s SEC filings are also accessible via a link to the SEC website provided at www.jpmorganchase.com.

ITEM 1A. RISK FACTORS

 Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

The property of the Trust includes and will include one or more collateral certificates and credit card receivables arising in consumer revolving credit card accounts owned by the Bank or by one of its affiliates. Each collateral certificate represents an undivided interest in a credit card master trust or other securitization special purpose entity, whose assets consist primarily of credit card receivables arising in consumer credit card accounts owned by the Bank or by one of its affiliates. As of the date hereof, the Trust owns two collateral certificates: one being the Collateral Certificate issued by the First USA Credit Card Master Trust (the “First USA Master Trust”) and the other being the Collateral Certificate issued by the Chase Credit Card Master Trust (the “Chase Master Trust” and together with the First USA Master Trust, the “Master Trusts”). These Collateral Certificates represent undivided interests in the assets of the First USA Master Trust and Chase Master Trust respectively. The Master Trusts’ assets primarily include credit card receivables selected from MasterCard® and VISA*® consumer revolving credit card accounts that meet the eligibility criteria for inclusion in the Master Trusts. The Trust also owns certain credit card receivables transferred into the Trust by the Bank. These credit card receivables arise in MasterCard® and VISA® consumer revolving credit card accounts owned by the Bank and meet the eligibility criteria for inclusion in the Trust.

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

The receivables included in the Master Trusts (the “Master Trust Portfolio”), as of the close of business on December 31, 2005, were $74,946,591,809. As of December 31, 2005, cardholders whose accounts are included in the Master Trust Portfolio had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

The receivables included in the Trust (the “Trust Portfolio”), as of the close of business on December 31, 2005, were $15,134,805,258. As of December 31, 2005, the invested amount of the First USA Credit Card Master Trust collateral certificate was $28,000,000,000. As of December 31, 2005, the invested amount of the Chase Credit Card Master Trust collateral certificate was $500,000,000. As of December 31, 2005, cardholders whose accounts are included in the Trust Portfolio had billing addresses in 50 states, the District of Columbia and other United States territories and possessions.

*	MasterCard® and VISA® and are registered trademarks of MasterCard International Incorporated and Visa USA Incorporated, respectively.

The following table summarizes the Composition by Period of Delinquency for Asset Pool One as of the close of business on December 31, 2005. Because the future composition of Asset Pool One may change over time, this table is not necessarily indicative of the composition of Asset Pool One at any subsequent time.

Composition by Period of Delinquency

Asset Pool One

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$351,827,483.88	0.81%
60 to 89 Days	$226,342,841.72	0.52%
90 to 119 Days	$162,550,611.78	0.37%
120 to 149 Days	$132,023,676.96	0.30%
150 to 179 Days	$117,022,106.96	0.27%
180 or More Days	$258,062.30	0.00%

Total	$990,024,783.60	2.27%

The aggregate amount of Principal Receivables written off during the twelve-month reporting period was $1,860,747,090. The investor amount of Principal Receivables written off in Asset Pool One allocated to the CHASEseries (the “CHASEseries Default Amount”) for 2005 was $1,701,067,506. The CHASEseries Default Amount as a percentage of the average nominal liquidation amount of outstanding Notes during the reporting period was approximately 5.24%.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2005, the number of holders of record identified by the Depository Trust Company for the respective

Series is as follows:

Investor Certificate Description	Record Holders
CHASEseries Class A(2002-1)	21
CHASEseries Class A(2002-3)	67
CHASEseries Class A(2002-5)	18
CHASEseries Class A(2002-6)	6
CHASEseries Class A(2003-1)	37
CHASEseries Class A(2003-2)	25
CHASEseries Class A(2003-3)	23
CHASEseries Class A(2003-4)	7
CHASEseries Class A(2003-5)	21
CHASEseries Class A(2003-6)	23
CHASEseries Class A(2003-7)	39
CHASEseries Class A(2003-8)	9
CHASEseries Class A(2003-9)	34
CHASEseries Class A(2003-10)	13
CHASEseries Class A(2004-1)	50
CHASEseries Class A(2004-2)	21
CHASEseries Class A(2004-3)	8
CHASEseries Class A(2004-4)	31
CHASEseries Class A(2004-5)	5
CHASEseries Class A(2004-6)	22
CHASEseries Class A(2004-7)	2
CHASEseries Class A(2004-8)	6
CHASEseries Class A(2004-9)	42
CHASEseries Class A(2004-10)	17
CHASEseries Class A(2005-1)	38
CHASEseries Class A(2005-2)	5
CHASEseries Class A(2005-3)	12
CHASEseries Class A(2005-4)	42
CHASEseries Class A(2005-5)	11
CHASEseries Class A(2005-6)	8
CHASEseries Class A(2005-7)	23
CHASEseries Class A(2005-8)	12
CHASEseries Class A(2005-9)	21
CHASEseries Class A(2005-10)	29
CHASEseries Class A(2005-11)	18
CHASEseries Class A(2005-12)	8
CHASEseries Class A(2005-13)	12

CHASEseries Class B(2002-1)	12
CHASEseries Class B(2003-1)	19
CHASEseries Class B(2003-2)	7
CHASEseries Class B(2003-3)	9
CHASEseries Class B(2004-1)	14
CHASEseries Class B(2004-2)	17
CHASEseries Class B(2005-1)	13
CHASEseries Class B(2005-2)	8
CHASEseries Class C(2002-1)	13
CHASEseries Class C(2003-1)	16
CHASEseries Class C(2003-2)	11
CHASEseries Class C(2003-3)	19
CHASEseries Class C(2003-4)	16
CHASEseries Class C(2004-1)	13
CHASEseries Class C(2004-2)	8
CHASEseries Class C(2004-3)	9
CHASEseries Class C(2005-1)	10
CHASEseries Class C(2005-2)	7
CHASEseries Class C(2005-3)	8

ITEM 6. SELECTED FINANCIAL DATA

  Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

    Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

(a) The following sets forth certain information believed by the registrant to be accurate based on information provided to it concerning the beneficial ownership of investor certificates.

Beneficial owners of more than 5% of the CHASEseries Class A(2002-1) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$348,485,000.00	34.85%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$325,000,000.00	32.50%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$78,825,000.00	7.88%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$75,500,000.00	7.55%
00002020 BONY/SO GE One Wall Street New York, NY 10286	$50,000,000.00	5.00%

Beneficial owners of more than 5% of the CHASEseries Class A(2002-3) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$136,118,000.00	27.22%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$62,850,000.00	12.57%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$58,774,000.00	11.75%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$45,819,000.00	9.16%
00000010 Brown Brothers Harriman & Co. 525 Washington Blvd. New Port Towers Jersey City, NJ 07302	$42,335,000.00	8.47%
00002669 The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$29,247,000.00	5.85%

Beneficial owners of more than 5% of the CHASEseries Class A(2002-5) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$180,750,000.00	21.26%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$152,750,000.00	17.97%
00000642 UBS SECLLC 677 Washington Blvd, 9th Floor Stamford, CT 06901	$139,950,000.00	16.46%
00000010 Brown Brothers Harriman & Co. 525 Washington Blvd. New Port Towers Jersey City, NJ 07302	$100,000,000.00	11.76%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$67,300,000.00	7.92%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$55,000,000.00	6.47%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$50,700,000.00	5.96%

Beneficial owners of more than 5% of the CHASEseries Class A(2002-6) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$175,000,000.00	35.00%
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$100,000,000.00	20.00%
00002803 U.S. Bank N.A. Attn: Securities Control 1555 N. Rivercenter Drive Ste 0300 Milwaukee, WI 53212	$90,000,000.00	18.00%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$70,000,000.00	14.00%
00002039 SEI Private 1 Freedom Valley Drive Oaks, PA 19456	$50,000,000.00	10.00%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-1) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$226,359,000.00	22.64%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$224,891,000.00	22.49%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$166,494,000.00	16.65%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$162,921,000.00	16.29%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$53,400,000.00	5.34%
00002039 SEI Private 1 Freedom Valley Drive Oaks, PA 19456	$50,009,000.00	5.00%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-2) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$506,806,000.00	33.79%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$240,348,000.00	16.02%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$152,266,000.00	10.15%
00002212 Investors Bank & Trust Company 200 Clarendon Street 9th Floor Corporate Actions Unit/TOP57 Boston, MA 02116	$109,890,000.00	7.33%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$93,141,000.00	6.21%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$82,055,000.00	5.47%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-3) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$350,900,000.00	28.07%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$206,895,000.00	16.55%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$124,155,000.00	9.93%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$122,890,000.00	9.83%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$66,850,000.00	5.35%
00002669 The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$66,325,000.00	5.31%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-4) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$250,000,000.00	50.00%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$115,000,000.00	23.00%
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$50,000,000.00	10.00%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$40,000,000.00	8.00%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-5) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$338,205,000.00	33.82%
00002669 The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$244,020,000.00	24.40%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$191,257,000.00	19.13%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$128,350,000.00	12.84%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-6) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$219,500,000.00	21.95%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$185,325,000.00	18.53%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$181,440,000.00	18.14%
00000642 UBS SECLLC 677 Washington Blvd, 9th Floor Stamford, CT 06901	$100,000,000.00	10.00%
00000979 UBS AG 677 Washington Blvd Stamford, CT 06901	$73,521,850.00	7.35%
00002039 SEI Private 1 Freedom Valley Drive Oaks, PA 19456	$60,650,000.00	6.07%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$53,056,600.00	5.31%
00000950 CITIDLRTEO One Court Square, 45th Floor L.I.C., NY 11120-0001	$50,000,000.00	5.00%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-7) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$162,345,000.00	32.47%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$92,480,000.00	18.50%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$76,710,000.00	15.34%
00002669 The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$36,870,000.00	7.37%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$29,595,000.00	5.92%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-8) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$200,000,000.00	38.10%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$150,000,000.00	28.57%
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$80,000,000.00	15.24%
00002339 BNY/ITCSPE One Wall Street, 6th Floor New York, NY 10286	$50,000,000.00	9.52%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-9) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$170,105,000.00	26.17%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$128,695,000.00	19.80%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$105,506,667.00	16.23%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$82,936,667.00	12.76%

Beneficial owners of more than 5% of the CHASEseries Class A(2003-10) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$803,850,000.00	80.39%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$74,750,000.00	7.48%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-1) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$186,640,000.00	28.71%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$153,489,000.00	23.61%
00002669 The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$70,246,000.00	10.81%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$48,365,000.00	7.44%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$45,000,000.00	6.92%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-2) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$770,865,000.00	38.54%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$380,305,000.00	19.02%
00002669 The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$296,130,000.00	14.81%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$227,940,000.00	11.40%
00002767 BGI/IBT CO 980 9th Street, 6th Floor Sacramento, CA 95814	$100,000,000.00	5.00%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-3) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00002251 LaSalle Bank National Association 135 South Lasalle Street Chicago, IL 60603	$304,000,000.00	45.04%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$145,000,000.00	21.48%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$67,500,000.00	10.00%
00000010 Brown Brothers Harriman & Co. 525 Washington Blvd. New Port Towers Jersey City, NJ 07302	$50,000,000.00	7.41%
00002196 BONY/BARCL One Wall Street New York, NY 10286	$40,000,000.00	5.93%
00000050 Morgan Stanley 901 South Bond Street, 6th Floor Baltimore, MD 21231	$34,600,000.00	5.13%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-4) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$609,220,000.00	48.74%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$166,835,000.00	13.35%
00002669 The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$135,155,000.00	10.81%
00002767 BGI/IBT CO 980 9th Street, 6th Floor Sacramento, CA 95814	$90,000,000.00	7.20%
00002467 JPM/HSBCSI 4 New York Plaza, 21st Floor New York, NY 10004	$66,000,000.00	5.28%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-5) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$500,000,000.00	66.67%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$200,000,000.00	26.67%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-6) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$158,450,000.00	28.81%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$116,795,000.00	21.24%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$98,580,000.00	17.92%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$83,250,000.00	15.14%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$31,940,000.00	5.81%
00002669 The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$28,550,000.00	5.19%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-7) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000956 Bank of Tokyo-Mitsubishi Trust Company Trust Operations Dept Plaza 3, 5th Floor Harborside Financial Center Jersey City, NJ 07311-1904	$1,000,000,000.00	83.33%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$200,000,000.00	16.67%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-8) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000010 Brown Brothers Harriman & Co. 525 Washington Blvd. New Port Towers Jersey City, NJ 07302	$164,000,000.00	46.86%
00002027 Wells Fargo Bank Minnesota, N.A. 733 Marquette Avenue MAC N9306-057 5th Floor Minneapolis, MN 55479	$128,750,000.00	36.79%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$20,000,000.00	5.71%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$20,000,000.00	5.71%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-9) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$350,865,000.00	30.51%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$207,395,000.00	18.03%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$124,949,000.00	10.87%
00002669 The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$115,580,000.00	10.05%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$95,370,000.00	8.29%
00002616 PNC Bank, National Association 8800 Tinicum Blvd T MS F6-F266-02-2 Philadelphia, PA 19153	$73,965,000.00	6.43%

Beneficial owners of more than 5% of the CHASEseries Class A(2004-10) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$313,605,000.00	36.89%
00000979 UBS AG 677 Washington Blvd Stamford, CT 06901	$200,000,000.00	23.53%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$151,040,000.00	17.77%
00002669 The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$53,465,000.00	6.29%
00002684 NRTHN/TR S 50 South Lasalle Street, Level A Chicago, IL 60675	$45,000,000.00	5.29%

Beneficial owners of more than 5% of the CHASEseries Class A(2005-1) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$781,361,000.00	47.36%
00000979 UBS AG 677 Washington Blvd Stamford, CT 06901	$300,000,000.00	18.18%
00002669 The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$209,946,000.00	12.72%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$116,563,000.00	7.06%

Beneficial owners of more than 5% of the CHASEseries Class A(2005-2) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$258,000,000.00	43.00%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$132,000,000.00	22.00%
00002039 SEI Private 1 Freedom Valley Drive Oaks, PA 19456	$100,000,000.00	16.67%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$60,000,000.00	10.00%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$50,000,000.00	8.33%

Beneficial owners of more than 5% of the CHASEseries Class A(2005-3) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000979 UBS AG 677 Washington Blvd Stamford, CT 06901	$300,000,000.00	46.15%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$105,240,000.00	16.19%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$55,900,000.00	8.60%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$55,075,000.00	8.47%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$40,000,000.00	6.15%

Beneficial owners of more than 5% of the CHASEseries Class A(2005-4) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	% CLASS
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$345,301,000.00	43.16%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$182,292,000.00	22.79%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$87,728,000.00	10.97%
00002517 JPMorgan/Pruden 14201 Dallas Parkway STE 121 Dallas, TX 75454	$66,500,000.00	8.31%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$60,788,000.00	7.60%

Beneficial owners of more than 5% of the CHASEseries Class A(2005-5) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000979 UBS AG 677 Washington Blvd Stamford, CT 06901	$300,000,000.00	42.86%
00002669 Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$235,000,000.00	33.57%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$73,305,000.00	10.47%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$60,275,000.00	8.61%

Beneficial owners of more than 5% of the CHASEseries Class A(2005-6) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$200,000,000.00	24.24%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$200,000,000.00	24.24%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$165,000,000.00	20.00%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$150,000,000.00	18.18%
00002803 U.S. Bank N.A. Attn: Securities Control 1555 N. Rivercenter Drive Ste 0300 Milwaukee, WI 53212	$50,000,000.00	6.06%
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$50,000,000.00	6.06%

Beneficial owners of more than 5% of the CHASEseries Class A(2005-7) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$280,735,000.00	37.43%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$149,475,000.00	19.93%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$89,165,000.00	11.89%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$60,000,000.00	8.00%
00002416 FTB/TEACH 38 Fountain Square Plaza Mail Drop 1090F1 Cincinnati, OH 45263	$50,000,000.00	6.67%

Beneficial owners of more than 5% of the CHASEseries Class A(2005-8) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00002669 Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$233,000,000.00	23.30%
00000979 UBS AG 677 Washington Blvd Stamford, CT 06901	$200,000,000.00	20.00%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$197,475,000.00	19.75%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$114,900,000.00	11.49%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$101,300,000.00	10.13%
00000126 DRESDNER ISSUER SERVICES 6312547400 C/O ADP PROXY SERVICES 51 MERCEDES WAY EDGEWOOD NY 11717	$60,000,000.00	6.00%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$51,425,000.00	5.14%

Beneficial owners of more than 5% of the CHASEseries Class A(2005-9) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000979 UBS AG 677 Washington Blvd Stamford, CT 06901	$300,000,000.00	33.33%
00002669 Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$207,055,000.00	23.01%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$103,720,000.00	11.52%
00000126 DRESDNER ISSUER SERVICES 6312547400 C/O ADP PROXY SERVICES 51 MERCEDES WAY EDGEWOOD NY 11717	$73,000,000.00	8.11%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$52,055,000.00	5.78%

Beneficial owners of more than 5% of the CHASEseries Class A(2005-10) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$231,265,000.00	26.43%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$206,010,000.00	23.54%
00000956 Bank of Tokyo-Mitsubishi Trust Company Trust Operations Dept Plaza 3, 5th Floor Harborside Financial Center Jersey City, NJ 07311-1904	$100,000,000.00	11.43%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$74,405,000.00	8.50%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$70,950,000.00	8.11%
00002212 Investors Bank & Trust Company 200 Clarendon Street 9th Floor Corporate Actions Unit/TOP57 Boston, MA 02116	$64,350,000.00	7.35%

Beneficial owners of more than 5% of the CHASEseries Class A(2005-11) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$181,100,000.00	24.15%
00002212 Investors Bank & Trust Company 200 Clarendon Street 9th Floor Corporate Actions Unit/TOP57 Boston, MA 02116	$176,000,000.00	23.47%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$150,000,000.00	20.00%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$80,405,000.00	10.72%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$60,000,000.00	8.00%

Beneficial owners of more than 5% of the CHASEseries Class A(2005-12) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$919,975,000.00	55.76%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$350,000,000.00	21.21%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$132,775,000.00	8.05%
00002767 BGI/IBT CO 980 9th Street, 6th Floor Sacramento, CA 95814	$125,000,000.00	7.58%

Beneficial owners of more than 5% of the CHASEseries Class A(2005-13) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00002669 Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$216,000,000.00	30.86%
00000274 CGM/SAL BR 333 W 34th Street, 3rd Floor New York, NY 10001	$184,000,000.00	26.29%
00002436 SSB - Bank Portfolio 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$75,000,000.00	10.71%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$50,000,000.00	7.14%
00002485 BNY/London 11486 Corporate Blvd Orlando, FL 32817	$50,000,000.00	7.14%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$50,000,000.00	7.14%

Beneficial owners of more than 5% of the CHASEseries Class B(2002-1) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$163,575,000.00	65.43%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$45,220,000.00	18.09%
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$15,000,000.00	6.00%

Beneficial owners of more than 5% of the CHASEseries Class B(2003-1) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$83,000,000.00	41.50%
00002669 The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$18,965,000.00	9.48%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$16,500,000.00	8.25%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$13,850,000.00	6.93%
00000005 GOLDMAN 180 Maiden Lane New York, NY 10038	$11,000,000.00	5.50%
00002027 Wells Fargo Bank Minnesota, N.A. 733 Marquette Avenue MAC N9306-057 5th Floor Minneapolis, MN 55479	$10,300,000.00	5.15%
00000274 CGM/SAL BR 333 W 34th Street 3rd Floor New York, NY 10001	$10,000,000.00	5.00%
00002164 JPMorgan Chase Bank/ Correspondence Clearing Services 2 Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$10,000,000.00	5.00%

Beneficial owners of more than 5% of the CHASEseries Class B(2003-2) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$97,330,000.00	77.86%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$19,000,000.00	15.20%

Beneficial owners of more than 5% of the CHASEseries Class B(2003-3) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000956 Bank of Tokyo-Mitsubishi Trust Company Trust Operations Dept Plaza 3, 5th Floor Harborside Financial Center Jersey City, NJ 07311-1904	$150,000,000.00	54.55%
00002469 BNY/MIZUHO One Wall Street New York, NY 10286	$100,000,000.00	36.36%

Beneficial owners of more than 5% of the CHASEseries Class B(2004-1) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$80,800,000.00	32.32%
00002436 SSB - Bank Portfolio 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$50,000,000.00	20.00%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$34,850,000.00	13.94%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$21,800,000.00	8.72%
00002027 Wells Fargo Bank Minnesota, N.A. 733 Marquette Avenue MAC N9306-057 5th Floor Minneapolis, MN 55479	$14,600,000.00	5.84%

Beneficial owners of more than 5% of the CHASEseries Class B(2004-2) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$119,500,000.00	39.83%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$76,380,000.00	25.46%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$43,170,000.00	14.39%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$35,600,000.00	11.87%

Beneficial owners of more than 5% of the CHASEseries Class B(2005-1) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00002767 BGI/IBT CO 980 9th Street, 6th Floor Sacramento, CA 95814	$100,000,000.00	33.33%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$70,000,000.00	23.33%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$57,370,000.00	19.12%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$26,225,000.00	8.74%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$25,905,000.00	8.64%

Beneficial owners of more than 5% of the CHASEseries Class B(2005-2) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$435,375,000.00	72.56%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$71,910,000.00	11.99%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$38,215,000.00	6.37%
00000187 J.P. Morgan Securities Inc. - Fixed Income 34 Exchange Place, 4th Floor Jersey City, NJ 07302	$37,500,000.00	6.25%

Beneficial owners of more than 5% of the CHASEseries Class C(2002-1) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$101,351,200.00	40.54%
00002469 BNY/MIZUHO One Wall Street New York, NY 10286	$40,000,000.00	16.00%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$30,290,000.00	12.12%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$21,100,000.00	8.44%
00002027 Wells Fargo Bank Minnesota, N.A. 733 Marquette Avenue MAC N9306-057 5th Floor Minneapolis, MN 55479	$17,000,000.00	6.80%

Beneficial owners of more than 5% of the CHASEseries Class C(2003-1) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$69,398,000.00	34.70%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$51,270,000.00	25.64%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$31,611,000.00	15.81%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$10,117,000.00	5.06%

Beneficial owners of more than 5% of the CHASEseries Class C(2003-2) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$70,720,000.00	40.41%
00002932 MUFJ/UFJ 520 Madison Avenue New York, NY 10022	$40,000,000.00	22.86%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$27,950,000.00	15.97%
00002469 BNY/MIZUHO One Wall Street New York, NY 10286	$15,000,000.00	8.57%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$10,000,000.00	5.71%

Beneficial owners of more than 5% of the CHASEseries Class C(2003-3) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$96,670,000.00	24.17%
00000652 UBSSEC/CMO 299 Park Avenue New York, NY 10171	$83,750,000.00	20.94%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$76,000,000.00	19.00%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$37,765,000.00	9.44%
00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$27,785,000.00	6.95%

Beneficial owners of more than 5% of the CHASEseries Class C(2003-4) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$41,425,000.00	27.62%
00002932 MUFJ/UFJ 520 Madison Avenue New York, NY 10022	$35,000,000.00	23.33%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$20,145,000.00	13.43%
00002517 JPMorgan/Pruden 14201 Dallas Parkway STE 121 Dallas, TX 75454	$12,031,000.00	8.02%
00000274 CGM/SAL BR 333 W 34th Street 3rd Floor New York, NY 10001	$10,500,000.00	7.00%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$8,950,000.00	5.97%

Beneficial owners of more than 5% of the CHASEseries Class C(2004-1) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	% CLASS
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$70,050,000.00	46.70%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$47,000,000.00	31.33%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$9,100,000.00	6.07%

Beneficial owners of more than 5% of the CHASEseries Class C(2004-2) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	% CLASS
00002932 MUFJ/UFJ 520 Madison Avenue New York, NY 10022	$100,000,000.00	60.61%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$22,950,000.00	13.91%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$19,050,000.00	11.55%
00000274 CGM/SAL BR 333 W 34th Street 3rd Floor New York, NY 10001	$15,000,000.00	9.09%

Beneficial owners of more than 5% of the CHASEseries Class C(2004-3) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	% CLASS
00002469 BNY/MIZUHO One Wall Street New York, NY 10286	$50,000,000.00	25.00%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$45,095,000.00	22.55%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$36,330,000.00	18.17%
00002517 JPMorgan/Pruden 14201 Dallas Parkway STE 121 Dallas, TX 75454	$32,000,000.00	16.00%
00002779 SUMI TRUST 527 Madison Avenue New York, NY 10022	$20,000,000.00	10.00%
00002103 BNY-SBL/PB One Wall Street New York, NY 10286	$12,000,000.00	6.00%

Beneficial owners of more than 5% of the CHASEseries Class C(2005-1) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	% CLASS
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$160,000,000.00	37.65%
00000033 DRSDNR/AKV 75 Wall Street, 32nd Floor New York, NY 10005	$95,000,000.00	22.35%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$42,960,000.00	10.11%
00002035 JPMorgan Chase/Int’l 4 New York Plaza, 11th Floor New York, NY 10004	$28,000,000.00	6.59%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$22,750,000.00	5.35%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$22,000,000.00	5.18%
00002517 JPMorgan/Pruden 14201 Dallas Parkway STE 121 Dallas, TX 75454	$22,000,000.00	5.18%

Beneficial owners of more than 5% of the CHASEseries Class C(2005-2) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	%CLASS
00002469 BNY/MIZUHO One Wall Street New York, NY 10286	$50,000,000.00	33.33%
00000652 UBSSEC/CMO 299 Park Avenue New York, NY 10171	$35,000,000.00	23.33%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$25,000,000.00	16.67%
00000902 JPMorgan Chase Bank, National Association Proxy Services 14201 Dallas Parkway STE 121 Dallas, TX 75254	$16,000,000.00	10.67%
00000908 Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$10,000,000.00	6.67%
00002779 SUMI TRUST 527 Madison Avenue New York, NY 10022	$10,000,000.00	6.67%

Beneficial owners of more than 5% of the CHASEseries Class C(2005-3) investor certificates as of December 31, 2005, are as follows:

	ORIGINAL BALANCE	% CLASS
00002469 BNY/MIZUHO One Wall Street New York, NY 10286	$70,000,000.00	58.33%
00002779 SUMI TRUST 527 Madison Avenue New York, NY 10022	$13,000,000.00	10.83%
00000997 State Street Bank and Trust Company 1776 Heritage Drive North Quincy, MA 02171	$10,000,000.00	8.33%
00000901 The Bank of New York One Wall Street, 6th Floor New York, NY 10286	$7,500,000.00	6.25%
00002517 JPMorgan/Pruden 14201 Dallas Parkway STE 121 Dallas, TX 75454	$7,000,000.00	5.83%

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    (a) The following documents are filed as part of the report:

(3)	Exhibits:

31.1	Senior Officer for Securitization Servicing Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.

99.1	Annual Servicer’s Certificate.

99.2	Independent Accountants’ Reports of PricewaterhouseCoopers on Management’s Assertions on Internal Controls with respect to the Chase Issuance Trust.

99.3	Independent Accountants’ Reports of PricewaterhouseCoopers on Management’s Assertions on Internal Controls with respect to the First USA Credit Card Master Trust and Chase Credit Card Master Trust.

    (b) See item 15(a)(3) above.

    (c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2006.

CHASE BANK USA, NATIONAL ASSOCIATION
as depositor into the First USA Credit Card Master Trust, the Chase Credit Card Master Trust and the Chase Issuance Trust

By:	/s/ Keith W. Schuck
Name: Keith W. Schuck
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2006.

Signature	Title	Date
/s/ Richard J. Srednicki	Chairman and Director	March 30, 2006
Richard J. Srednicki

/s/ Keith W. Schuck	President and Director	March 30, 2006
Keith W. Schuck

/s/ Raymond L. Fischer	Chief Financial Officer and Director	March 30, 2006
Raymond L. Fischer

/s/ James K. Paterson	Director	March 30, 2006
James K. Paterson

Mark S. Hartzell	Director	March 30, 2006

Samuel H. Cooper	Director	March 30, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Noteholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Noteholders subsequent to the filing of this report.

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Senior Officer for Securitization Servicing Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.

99.1	Annual Servicer’s Certificate.

99.2	Independent Accountants’ Reports of PricewaterhouseCoopers on Management’s Assertions on Internal Controls with respect to the Chase Issuance Trust.

99.3	Independent Accountants’ Reports of PricewaterhouseCoopers on Management’s Assertions on Internal Controls with respect to the First USA Credit Card Master Trust and Chase Credit Card Master Trust.