Form 10-K/A
period 2012-12-31
CHASE ISSUANCE TRUST; FIRST USA CREDIT CARD MASTER TRUST; CHASE BANK USA, NATIONAL ASSOCIATION
filed 2014-03-10
CIK 1174821, 890493, 869090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-145109, 333-131327, 333-1707994, 333-192048-01

Central Index Key Number of issuing entity: 0001174821

CHASE ISSUANCE TRUST

(Issuing Entity of the Notes)

(Exact name of issuing entity as specified in its charter)

Commission File Number of issuing entity: 033-50600-01, 333-145109-03

Central Index Key Number of issuing entity: 0000890493

FIRST USA CREDIT CARD MASTER TRUST

(Issuing Entity of the First USA Collateral Certificate)

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-74303, 333-68236, 333-83484,

333-103210, 000-19191, 333-145109-04, 333-192048

Central Index Key Number of depositor: 0000869090

CHASE BANK USA, NATIONAL ASSOCIATION

(Exact name of depositor and sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entities)

N.A.

(I.R.S. Employer Identification No. of the issuing entities)

22-2382028

(I.R.S. Employer Identification No. of the depositor and sponsor)

CHASE ISSUANCE TRUST FIRST USA CREDIT CARD MASTER TRUST c/o Chase Bank USA, National Association 201 North Walnut Street Wilmington, Delaware	19801
(Address of principal executive offices of the issuing entities)	(Zip Code)

(302) 202-5113

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ [Rule 405 of Regulation S-T is not applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The registrant had no voting or non-voting common equity outstanding as of the last business day of the registrant’s most recently completed second fiscal quarter or the date of this report.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 29, 2013 (the “Original Form 10-K”) is (i) to file a revised Report on Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo Bank, National Association (“Wells Fargo”), as Certificate Administrator (in such capacity, the “Certificate Administrator”), dated December 20, 2013, as a replacement to the Report on Assessment of Compliance with Applicable Servicing Criteria for the Certificate Administrator, dated February 28, 2013, filed as Exhibit 33.2 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, and (ii) to file a revised Attestation Report on Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo, as Certificate Administrator, dated December 20, 2013, as a replacement to the Attestation Report on Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo, as Certificate Administrator, dated February 28, 2013, filed as Exhibit 34.2 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, each such replacement being made as a result of receipt by the issuing entity of a letter, dated December 20, 2013 (the “Notice Letter”), from the Corporate Trust Services Division of Wells Fargo, a copy of which is filed as Exhibit 99.2 of the Exhibits, Financial Statement Schedules under Item 15, notifying the issuing entity of the revised reports and providing certain explanatory information related to those reports and certain reports previously delivered by the Certificate Administrator. In the Notice Letter, Wells Fargo informed the issuing entity that it does not plan to amend any past reports on Assessment of Compliance with Applicable Servicing Criteria or related Attestation Reports on Assessment of Compliance to address omitted transactions from the Certificate Administrator platform for those periods prior to 2012.

The Registration Statement on Form S-3 declared effective as of December 22, 2010, with respect to which the Original Form 10-K was filed, was replaced by a Registration Statement on Form S-3 declared effective as of January 2, 2014. In connection with such filing, First USA Credit Card Master Trust has been removed as a registrant.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 4.	Mine Safety Disclosures.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

At the time of the filing of the Original 10-K, covering the fiscal year ended December 31, 2012, the assets of the Chase Issuance Trust included a collateral certificate, Series 2002-CC (the “First USA Collateral Certificate”), representing an undivided interest in the assets of the First USA Credit Card Master Trust (the “First

USA Master Trust”), whose assets included credit card receivables arising in consumer revolving credit card accounts owned by Chase Bank USA, National Association (“Chase USA”). The First USA Collateral Certificate represented less than 1% of the Chase Issuance Trust asset pool. The First USA Master Trust should not have been considered a significant obligor in relation to the Chase Issuance Trust under Item 1112(b) of Regulation AB. Nevertheless, the information required by General Instruction J to Form 10-K for an asset-backed issuer in respect of the First USA Master Trust was disclosed in the Original 10-K.

At the time of the filing of the Original 10-K, none of the pool assets held by the Chase Issuance Trust other than collateral certificates, and none of the pool assets relating to the First USA Master Trust, included any significant obligors.

On December 16, 2013, the First USA Credit Card Master Trust, Series 2002-CC Certificate (the “FUSA Collateral Certificate”) issued by First USA Credit Card Master Trust was paid in full and canceled and the FUSA Collateral Certificate was terminated.

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB: Legal Proceedings.

Industry Litigation

On June 22, 2005, merchants filed a putative class action complaint in the U.S. District Court for the District of Connecticut. The complaint alleges that VISA, MasterCard and certain member banks including Bank of America, Chase USA, Capital One, Citibank and others, conspired to set the price of interchange in violation of Section 1 of the Sherman Act. The complaint further alleges tying/bundling and exclusive dealing. Since the filing of the Connecticut complaint, other complaints were filed in different U.S. District Courts challenging the setting of interchange, as well the associations’ respective rules. The Judicial Panel on Multidistrict Litigation consolidated the cases in the Eastern District of New York for pretrial proceedings. An amended consolidated complaint was filed on April 24, 2006 which added claims relating to off line debit transactions. Defendants filed a motion to dismiss all claims that pre-date January 1, 2004. The Court granted that motion and those claims were dismissed.

Plaintiffs filed a first supplemental complaint in May 2006 alleging that the MasterCard offering violated Section 7 of the Clayton Act and Section 1 of the Sherman Act and that the offering was a fraudulent conveyance. Defendants filed a motion to dismiss both of those claims. On November 25, 2008, the District Court dismissed the supplemental complaint with leave to replead.

In May 2008, the plaintiffs filed a motion seeking class certification which defendants opposed. The court has not ruled on the class certification motion.

In January 2009, the plaintiffs filed and served a Second Amended Consolidated Class Action Complaint against all defendants and an amended supplemental complaint challenging the MasterCard IPO making antitrust claims similar to those that were dismissed previously. With respect to the Visa IPO, the plaintiffs filed a supplemental complaint challenging the Visa IPO on antitrust theories parallel to those articulated in the MasterCard IPO pleading.

On March 31, 2009, defendants filed a motion to dismiss the Second Amended Consolidated Class Action Complaint. Separate motions to dismiss each of the supplemental complaints challenging the MasterCard and Visa IPOs were also filed. Plaintiffs and defendants also have fully briefed and argued their motions for summary judgment. None of these motions have been decided.

In October 2012, Visa, Inc., its wholly owned subsidiaries Visa U.S.A. Inc. and Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and various United States financial institution defendants, including Chase USA and several of its affiliates and certain predecessor institutions, entered into a settlement agreement (the “Settlement Agreement”) to resolve the United States merchant and retail industry association plaintiffs’ (the “Class Plaintiffs”) claims in the multi-district litigation (“MDL 1720”). On November 27, 2012, the court entered an order preliminarily approving the Settlement Agreement, which provides, among other things, for a $6.05 billion cash payment to the Class Plaintiffs, an amount equal to ten basis points of interchange for a period of eight months to be measured from a date within sixty days of the end of the opt-out period. The Settlement Agreement also provides for modifications to each of the network’s no-surcharge rules, which are effective as of January 27, 2013.

On April 11, 2013, Class Plaintiffs moved for final approval of the settlement. On September 12, 2013, the court held the final approval hearing. On January 14, 2014, the court rendered its final order and judgment approving the settlement. A number of large retailers have filed notices of appeal. Chase USA does not believe that the settlement will affect the payment of principal or interest by the issuing entity on its notes.

Other Litigation

A number of lawsuits seeking class action certification have been filed in both state and federal courts against Chase USA. These lawsuits challenge certain policies and practices of Chase USA’s credit card business. A few of these lawsuits have been conditionally certified as class actions. Chase USA has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, Chase USA believes that any liability that might result from any of these lawsuits will not have a material adverse effect on the credit card receivables.

On May 9, 2013, the Attorney General of California filed a civil action against JPMorgan Chase & Co., Chase USA and Chase BankCard Services, Inc. alleging violations of California law relating to the use of sworn documents in various stages of the debt collection process, including but not limited to sworn documents submitted in connection with collection litigation and in support of debt sales. This civil action is at an early stage, and Chase USA does not currently expect that the litigation will adversely affect the payment of principal or interest by the issuing entity on its notes.

On December 17, 2013, the Mississippi Attorney General filed a civil action in Mississippi state court against JPMorgan Chase & Co., Chase USA and Chase BankCard Services, Inc. alleging violations of Mississippi’s consumer protection law relating to collections practices including litigation and debt sales. This civil action is at an early stage, and Chase USA does not currently expect that the litigation will adversely affect the payment of principal or interest by the issuing entity on the notes offered hereunder.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other Information

None

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accounting Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

As disclosed in the Original 10-K, each of Chase USA, as the servicer for each of the Chase Issuance Trust and the First USA Master Trust and BNY Mellon Trust of Delaware (“BNY”), as the First USA Master Trust trustee, and Wells Fargo Bank, National Association (“Wells Fargo”), as the indenture trustee for the Chase Issuance Trust (each, a “Servicing Participant”) was a party participating in the servicing function during the reporting period with respect to the pool assets held by the respective trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the respective trust’s fiscal year ending December 31, 2012, which Reports on Assessment are attached as exhibits to the Original 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report was attached as an exhibit to the Original 10-K.

As we explained in the Explanatory Note to this Form 10-K, the following material instances of noncompliance were reported by the Corporate Trust Services Division of Wells Fargo in its report attached hereto as Exhibit 33.3 under Item 15;

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services Division of Wells Fargo for its platform, as Certificate Administrator, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to Wells Fargo’s determination that there were material instances of noncompliance at the platform level.

Schedule A

Material Instances of Noncompliance by Wells Fargo

Wells Fargo’s assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2012 and for the Period, disclosed that material instances of noncompliance occurred with respect to the servicing criteria set forth in both of Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as follows:

•	With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

•	With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Schedule B

Wells Fargo’s Discussion on Material Instances of Noncompliance by Wells Fargo

Disclosure: During the Period, Wells Fargo identified Payment Errors (as defined below) and Reporting Errors (as defined below) on certain residential mortgage-backed securities (“RMBS”) transactions in the Platform. Although no individually identified error, in and of itself, was found to be material to the Platform, when the errors were considered in the aggregate, Wells Fargo determined that, for Platform purposes, there were material instances of noncompliance with respect to both Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.

For purposes of this Schedule B, the term “Payment Errors” means the identified payment errors that occurred during the Period and that, when considered in the aggregate, led to Wells Fargo’s determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(i)(B) of Regulation AB. For purposes of this Schedule B, the term “Reporting Errors” means the identified reporting errors that occurred during the Period and that, when considered in the aggregate, led to Wells Fargo’s determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(ii) of Regulation AB.

The identified Payment Errors and Reporting Errors on such RMBS transactions were attributable to certain failures in processes relating to waterfall calculations and reporting that, although adapted over time, still insufficiently addressed the impact of the unprecedented levels of collateral degradation in RMBS transactions on the calculation of principal and interest payments and losses and associated investor reporting.

Scope of the Material Instances of Noncompliance: The identified Payment Errors and Reporting Errors that led to Wells Fargo’s determination that material instances of noncompliance with respect to the Platform had occurred were limited to certain RMBS transactions in the Platform. There were no identified Payment Errors or Reporting Errors for non-RMBS transactions in the Platform which contributed to Wells Fargo’s determination that there were material instances of noncompliance for the Platform. In some instances, the identified Payment Errors which contributed to Wells Fargo’s determination that there were material instances of noncompliance for the Platform were also considered material to the transactions on which they occurred. None of the identified Reporting Errors which contributed to Wells Fargo’s determination that there were material instances of noncompliance for the Platform were considered material for a particular transaction. For all transactions in the Platform (including RMBS transactions with identified Payment Errors and Reporting Errors), Wells Fargo delivered an Item 1123 certification to the extent it was required to do so pursuant to the requirements of the applicable transaction documents and Regulation AB. Where there was an identified Payment Error that was considered material for an individual transaction, the Item 1123 certification included a description of the nature and scope of such error.

Remediation: Appropriate actions have been taken or are in the process of being taken to remediate the identified Payment Errors and Reporting Errors that led to Wells Fargo’s determination that material instances of noncompliance with respect to the Platform had occurred. Further, adjustments have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the Platform to minimize the risk of future payment and reporting errors.

Further Disclosure1: Earlier this year, the Staff of the Securities Exchange Commission issued a comment letter to an issuer of certain residential mortgage-backed securities with questions regarding its 2012 Form 10-K filings. Three of the questions posed on such comment letter pertained to Wells Fargo’s Schedule B discussion of the material instances of noncompliance on its platform set forth above. The comment letter questions and Wells Fargo’s response to such questions are set forth verbatim below beginning with the second succeeding paragraph (the “Comment Letter Questions and Wells Fargo Responses”).

The statistics about Identified Payment Errors and Identified Reporting Errors (as such terms are defined in the responses below) set forth in Wells Fargo’s responses below were based on information known as of February 28, 2013, the date of the original Assessment of Compliance with Applicable Servicing Criteria. As of the date of this amended assessment of compliance with applicable servicing criteria, Wells Fargo is aware of an additional 18 Identified Payment Errors and an additional 29 Identified Reporting Errors. The additional errors were found both on platform transactions that are denoted as omitted transactions on Appendix A hereto and on non-omitted platform transactions. The discussion in the below responses about the Identified Payment Errors and Identified Reporting Errors, including statements about remediation, is applicable to these additional Identified Payment Errors and Identified Reporting Errors.

Comment Letter Questions and Wells Fargo Responses2:

5. The report of Wells Fargo Bank, N.A. (“Wells Fargo”) on its assessment of compliance with applicable servicing criteria states that “certain failures in processes relating to waterfall calculations and reporting that, although adapted over time, still insufficiently addressed the impact of the unprecedented levels of collateral degradation in RMBS transactions on the calculation of principal and interest payments

[1]	This section of Schedule B was not in the original Assessment of Compliance with Applicable Servicing Criteria dated February 28, 2013.
[2]	This section of Schedule B was not in the original Assessment of Compliance with Applicable Servicing Criteria dated February 28, 2013.

and losses associated investor reporting.” Your description is unclear. With a view towards disclosure please explain:

•	the specific failures in processes relating to waterfall calculations and reporting;

•	what you mean by “unprecedented levels of collateral degradation” and why that would have any effect on the calculation of the waterfall; and

•	what you mean by “adapted over time.”

Response: For purposes of Wells Fargo’s response to questions 5, 6 and 7 of the Staff’s Comment Letter, reference is made to the following defined terms.

•	“2012 Assessment” means, with respect to its Platform, the assessment of compliance with applicable Item 1122(d) servicing criteria prepared by management of Wells Fargo relating to the 2012 Reporting Period.

•	“2012 Attestation” means the compliance attestation report of KPMG LLP, the independent registered public accounting firm engaged by Wells Fargo to issue such compliance attestation report in connection with the 2012 Assessment, for the 2012 Reporting Period.

•	“2012 Item 1122 Compliance Reports” means the 2012 Assessment and 2012 Attestation.

•	“2012 Reporting Period” means as of and for the year ending December 31, 2012.

•	“Identified Payment Errors” means, with respect to the 2012 Reporting Period, the payment errors identified in the normal course of business and through specific procedures performed in connection with the preparation of the 2012 Item 1122 Compliance Reports that led to the determination that there was a material instance of noncompliance for Wells Fargo’s Platform.

•	“Identified Reporting Errors” means, with respect to the 2012 Reporting Period, the reporting errors identified in the normal course of business and through specific procedures performed in connection with the preparation of the 2012 Item 1122 Compliance Reports that led to the determination that there was a material instance of noncompliance for Wells Fargo’s Platform.

•	“Model” means the Model Input, the Model Program and the processes related to the Model Input and the Model Program that function together for the purpose of calculating payments in accordance with the requirements of relevant transaction documents.

•	“Model Errors” refers to Model Input Errors and Model Program Errors.

•	“Model Input” means data that is transmitted electronically or manually to a Model such as data from a servicer, data from financial services information providers, cash adjustments (such as reimbursable expenses) and information from programs that perform interim calculations.

•	“Model Input Errors” means inaccurate or incomplete Model Input information, inaccuracies in receiving or processing Model Input information or inaccuracies in manual non-automated processing that lead to payment errors.

•	“Model Program” means Model programming logic designed to calculate payments in accordance with transaction document requirements.

•	“Model Program Errors” means inaccurate or incomplete programming or logic in the Model that does not produce calculations in accordance with the transaction documents and therefore causes payment errors and/or reporting errors.

•	“Platform” means the trustee/master servicer/securities administrator/paying agent platform designed by Wells Fargo that corresponds to the 2012 Assessment consisting of approximately 2000 RMBS transactions in addition to other commercial mortgage-backed security and asset-backed security transactions.

•	“RMBS” means residential mortgage-backed securities.

•	“Wells Fargo” means the Corporate Trust Services division of Wells Fargo Bank, N.A.

•	the specific failures in processes relating to waterfall calculations and reporting;

Response: Wells Fargo develops a unique Model for each transaction in its Platform. On the whole, there are millions of calculations performed by the Models each payment period for the thousands of transactions in the Platform.

Wells Fargo’s waterfall payment calculation and reporting functions can be categorized into three processes:

•	Model Inputs,

•	Model Programs, and

•	transmission of each Model’s output to the processes and systems that generate investor reports.

In the 2012 Reporting Period, there were 84 Identified Payment Errors on RMBS transactions3.

•	40 of the 84 Identified Payment Errors resulted from Model Input Errors. For example[4], in certain transactions, defaulted fixed rate loans became subject to unanticipated rate

[3]	While there were also some Identified Payment Errors on CMBS and ABS transactions in the Platform, Schedule B to the 2012 Assessment says “[T]he identified Payment Errors and Reporting Errors that led to Wells Fargo’s determination that material instances of noncompliance with respect to the Platform had occurred was limited to certain RMBS transactions in the Platform. There were no identified Payment Errors or Reporting Errors for non-RMBS transactions in the Platform which contributed to Wells Fargo’s determination that there were material instances of noncompliance for the Platform”. Accordingly, the statistics provided in this response relating to Identified Payment Errors and Identified Reporting Errors are limited to RMBS transactions in the Platform.

modifications when the loans were modified in accordance with industry loan modification initiatives. Because the transaction documents did not contemplate the rate modifications, the Model Input process had to be manually adapted to incorporate the rate changes. Model Input Errors occurred when the manual adjustments were made.

•	44 of the 84 Identified Payment Errors resulted from Model Program Errors. For example, in many RMBS transactions, at the point credit support is depleted (i.e. the principal balance of the subordinate bonds is reduced to zero), payment allocations to the remaining senior bonds shift from a sequential payment priority to a pro rata payment priority. In many cases, the transaction documents require such shift to occur “on and after” the month in which credit support is depleted and in other transactions the shift occurs “after” the month in which credit support is depleted. Model Program Errors occurred when some Model Programs shifted payment allocations from sequential to pro rata in the wrong month inconsistent with the applicable transaction documents. In addition, with respect to transaction documents which direct the payment priority shift “on and after” credit support depletion, Model Program Errors occurred because proper effect was not given to the word “on”. There is an order of operations in every waterfall that directs payments to bonds first and allocations of losses to bonds second. Because credit support depletion most often occurs from the allocation of losses to subordinate bonds, this order of operation (i.e. payments first; losses second) would have to be reversed to make a payment priority shift on the credit support depletion date. Model Program Errors occurred when the order of operations was not reversed in this manner.

For the 2012 Reporting Period, there were 148 Identified Reporting Errors on RMBS transactions5.

•	84 of the 148 Identified Reporting Errors resulted from the 84 Identified Payment Errors. Inaccurate payments led to inaccurate reporting.

•	64 of the 148 Identified Reporting Errors were unrelated to the Identified Payment Errors.

•	36 of the 64 Identified Reporting Errors resulted from inaccurate/incomplete bond reporting. Some examples of these 36 Identified Reporting Errors include inaccurate reporting variables related to investor payments, incorrect tranche balance reporting and incorrect trigger reporting.

•	28 of the 64 Identified Reporting Errors resulted from inaccurate/incomplete mortgage loan reporting. Some examples of these 28 Identified Reporting Errors include incorrect information on the collateral statement portion of the investor report, inaccurate delinquency reporting and inaccurate loan level performance reporting.

•	what you mean by “unprecedented levels of collateral degradation” and why that would have any effect on the calculation of the waterfall; and

[4]	Because it would be impractical to provide a detailed explanation of each of the 84 Identified Payment Errors, Wells Fargo has endeavored in its responses to questions 5, 6 and 7 to provide meaningful examples of the Identified Payment Errors and Identified Reporting Errors. The examples are illustrative but not representative of every individual error or error type.
[5]	See footnote 1.

Response: “Unprecedented levels of collateral degradation” refers to the significant decrease in mortgage loan performance experienced by RMBS transactions generally over the past several years. The significant decrease in loan performance is evidenced by the fact that over 50 percent of the RMBS transactions in Wells Fargo’s Platform have reached credit support depletion. This is a significant event because waterfall payment priorities for the senior bonds typically change at that point.

One reason why high levels of RMBS mortgage loan performance degradation affect waterfall calculations is because such degradation contributes to Model Input Errors. One example of such Model Input Errors relates to the extensive level of mortgage loan delinquencies and the resulting extensive levels of servicer advancing. High levels of advancing lead to both high advance recoveries by servicers in single distribution periods and increased servicer stop advance decisions.6 These phenomena require manual processing which can result in Model Input Errors.

The high level of RMBS mortgage loan performance degradation has also contributed to Model Program Errors. The extensive collateral losses in RMBS transactions have triggered waterfall scenarios that were considered unlikely to occur at the inception of the transactions (if they were considered at all) and were not as clearly detailed as other provisions in the transaction agreements that direct waterfall calculations and distributions. At Model creation, those waterfall scenarios were not forecasted to reach the levels of underperformance that RMBS mortgage loans have experienced. Because of such lack of forecasting and the absence of benchmark data7 for such scenarios from the underwriters/sponsors of the transactions or other sources, Wells Fargo was unable to test and validate such waterfall scenarios. As a result, Model Program Errors occurred.

•	what you mean by “adapted over time.”

Response: “Adapted over time” refers to the fact that Model Programs and Model Inputs and the processes related to Model Programs and Model Inputs are, over the life of a transaction, constantly being adjusted in an effort to ensure accurate payments. Continual adjustments are required because the transactions and securities to which the Models relate are very complex and the technology and processes related to Model Programs and Model Inputs are equally complex. The level of adjustment needed for Model Programs, Model Inputs, and related processes increased as mortgage loan performance degradation increased.

6. We note reference to “Payment Errors” and “Reporting Errors.” With a view towards disclosure, please explain whether these are the same type of Payment Errors and Reporting Errors that were described in Wells Fargo’s assessment of compliance for 2011 that you further described in a response to us on December 31, 2012. In that response letter, Wells Fargo confirmed the correction and resolution of modeling errors and that indicated that adjustments to payments were made in 2012. If these are not the same type of errors as those that occurred in 2011, please state so. In either case, with a view towards disclosure, please explain:

General Response: The Identified Payment Errors and the Identified Reporting Errors were generally similar in type to the payment and reporting errors that led to the determination that there was a material instance of

[6]	A stop advance decision is made by a servicer when, with respect to any advance made in the past or any proposed future advance, it determines that such advances will not be recoverable from collections on the loan or from liquidation proceeds.
[7]

There were principally two types of benchmark data used: decrement tables and underwriter/sponsor cash flow projections. The decrement tables in offering documents generally only projected out at pricing speeds with zero loss assumptions. Reconciling Models with those decrement tables based on those assumptions would not have exposed the stresses on the Model Programs resulting from the significant mortgage loan performance degradation in recent years. In addition, cash flow projections received from the underwriters/sponsors at the time of deal issuance were projected at minimal losses which were not severe enough to expose the stresses on the Model Programs resulting from the significant collateral degradation in recent years.

noncompliance for the 2011 assessment of compliance. However, the transactions on which the errors occurred and the exact circumstances and details giving rise to the Identified Payment Errors and Identified Reporting Errors in 2012 were different than 2011. The correction of the 2011 identified payment errors and reporting errors was specific to the Models for the affected transactions and such corrections do not preclude the possibility that a similar type of error would occur on a different transaction with a different Model in 2012.

Examples of Model Program Errors that occurred similarly in both years involve (i) post-credit support depletion loss allocation methodology and payment priority rules (e.g., pro rata versus sequential), and (ii) the calculation of group-directed cash flows, interest calculation elements (rate, accrual day logic, etc.), and pre-credit support depletion loss allocation.

Examples of Model Input Errors that occurred similarly in both years involve (i) improper coding of cash adjustments and using incorrect prior month data, (ii) loan modification inputs related to capitalization of delinquent amounts and the recovery of advances related thereto and modified interest rates in certain transaction structures, and (iii) cash adjustments related to servicer advance reimbursements that caused errors in certain calculations (e.g., the net weighted average coupon rate calculations).

Comparing the Identified Reporting Errors to the identified reporting errors in 2011, a substantial number in each year were caused by the payment errors (i.e., reporting an incorrect payment). There were other reporting errors in both years that related to missing and incorrect bond information and missing and incorrect mortgage loan information.

•	whether the payment errors resulted in overpayments or underpayments to investors;

Response: In most cases, the Identified Payment Errors were a combination of overpayments to one or more classes of investors or transaction parties and corresponding underpayments to one or more other classes of investors or other transaction parties. Therefore, most of the Identified Payment Errors consisted of overpayments and underpayments that netted to zero because all the cash that was received from a transaction party in a payment cycle was distributed to investors or other transaction parties on the related payment date8.

•	the types of reporting errors that occurred and how they related to the payment errors;

Response: 84 of the 148 Identified Reporting Errors were caused by the Identified Payment Errors in that the incorrect payment led to incorrect reporting. Since the Identified Payment Errors were calculated incorrectly, the payments were reported incorrectly. The remaining 64 of the 148 Identified Reporting Errors were not caused by the Identified Payment Errors. Those 64 Identified Reporting Errors consisted of missing or inaccurate information related to various bond reporting and mortgage loan reporting elements.

•	whether investors whose payments were impacted were notified of the errors and, if so, how they were notified;

Response: Investors received notice of the Identified Payment Errors by means of the posting to Wells Fargo’s website of corrected payment date statements. Investors received notice of Investor Reporting Errors by

[8]

While most Identified Payment Errors netted to zero, a small number of the Identified Payment Errors did not net to zero. Identified Payment Errors that did not net to zero occurred when, inadvertently, either (i) less than 100 percent the cash that was received from a transaction party (such as a servicer) in a payment cycle was distributed to investors or other transaction parties on the related payment date leaving cash in the transaction’s distribution account or (ii) an amount greater than 100 percent of the cash that was received from a transaction party (such as a servicer) in a payment cycle was distributed to investors or other transaction parties on the related payment date causing an overdraft of the transaction’s distribution account. The scenario described in clause (i) explains the majority of circumstances where overpayments and underpayments did not net to zero.

either a revised statement in connection with a restatement9 of the affected distributions or by correcting the reporting error on the next payment date statement.

•	whether any underpayments were paid or will be paid to investors and, if so, when the payments were made or will be made; and

Response: With one exception10, Identified Payment Errors that resulted in underpayments to investors were rectified by means of restating affected distribution periods. The restatements occurred between February 1, 2012 and March 1, 2013.

•	whether any future payments were adjusted to account for overpayments.

Response: With one exception described in footnote 8, Identified Payment Errors that resulted in overpayments to investors were rectified by restating the affected distribution periods. Except with respect to one Identified Payment Error on one transaction unrelated to the transactions to which the Comment Letter relates, no future payments were adjusted in connection with overpayment errors. In that one case, distributions to one class of certificates were adjusted over three distribution dates and such adjustment was disclosed on the respective distribution date statements.

7. While we note that Wells Fargo further states that “[a]ppropriate actions have been taken or are in the process of being taken to remediate” the identified errors and “adjustments have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the Platform to minimize the risk of future payment and reporting errors.” This disclosure, however, does not provide any indication as to the nature and scope of the failures, or the impact of the identified material instances of noncompliance. We believe a more granular discussion is necessary to understand how these steps have addressed the identified material instances of noncompliance. With a view towards disclosure, please explain:

•	the specific actions that have been taken or are in the process of being taken to remediate the identified payment errors and reporting errors;

Response: Except as discussed in footnote 8, Wells Fargo has remediated all of the 84 Identified Payment Errors through restatements of the affected distribution periods. The restatements occurred between February 1, 2012 and March 1, 2013. Wells Fargo has remediated all 148 Identified Reporting Errors by either issuing a revised statement in connection with a restatement of the affected payments or by ensuring that the reporting element in question was correctly reported on the next payment date statement.

[9]	As used in this response, the term “restatement” and the phrase “restating affected distribution periods” means the correction of an overpayment or underpayment experienced by a class of book-entry securities by (i) submitting a revised payment date statement for each affected distribution period to the Depository Trust Company (“DTC”) by which the DTC adjusts the accounts of the overpaid and underpaid classes, and (ii) the posting of such revised payment date statement to Wells Fargo’s website. In accordance with its current policy, the DTC revises up to twelve months of affected distributions. On a limited number of occasions when the affected distribution periods extended beyond such twelve month time frame, Wells Fargo included adjustments for the additional distribution periods in the restatement of the twelve distribution periods and notified investors of this fact on the revised payment date statements. The process is similar for physical securities except that Wells Fargo interacts directly with affected holders as opposed to interacting with the DTC.
[10]	There is one underpayment of $4992.92 (and a corresponding overpayment of the same amount) from March 2012 which has not been remedied. The underpayment did not occur on any transaction to which the Commission’s Comment Letter directly relates. Wells Fargo is in the process of determining an appropriate course of action with regard to this underpayment.

•	the specific adjustments that have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the platform; and

Response: Wells Fargo has determined to address not only the specific errors that led to the determination of material instances of non-compliance on the RMBS component of its Platform, but also to take proactive measures to identify other problems with its Models that could cause payment or reporting errors. Accordingly, Wells Fargo has undertaken an expansive project to identify, rectify and prevent problems with its Models and the individual transactions that exhibited these problems. Wells Fargo is in the early stages of this project. Due to the size of the RMBS component of its Platform, this is a long term, intensive project involving significant internal and external resources. In conjunction with other steps taken, Wells Fargo believes that this initiative will result in ongoing improvements to its payment and reporting processes.

•	any other steps that Wells Fargo has undertaken or will undertake to ensure that similar errors do not occur in the future.

Response: Throughout 2012 and 2013, Wells Fargo has adopted numerous other initiatives in an effort to add rigor to its operational processes and quality control measures. The initiatives relate to both preventing Model Errors and identifying and correcting Model Errors. Examples of measures to prevent Model Errors include, among other things, enhancements to its (i) new Model creation procedures, (ii) procedures for pre-closing review of waterfall language in transaction documents, and (iii) procedures for pre-payment date testing of transaction level payment calculations and reporting elements. Examples of measures to identify and correct Model Errors include, among other things, (a) enhanced procedures relating to Model revisions, (b) the creation of a team charged with conducting a careful analysis of every Model Error to determine if any additional controls are necessary to prevent the errors from re-occurring, and (c) the creation of a team to proactively perform Model Program corrections to prevent future Model Errors. Wells Fargo has hired over two dozen additional staff and reorganized various teams to more effectively manage the above-mentioned operational processes and quality control measures.

Material Instance of Noncompliance by any Vendor

NONE

Material Deficiencies in Company’s Policies and Procedures to Monitor Vendor’s Compliance

NONE

As discussed in the Original 10-K, in Schedule A of the Report on Assessment of BNY, attached as Exhibit 33.3 of this Form 10-K, BNY identifies two material instances of noncompliance with the servicing requirements of Item 1122 of Regulation AB. In the annual certification provided to Chase USA by BNY, as the First USA Master Trust trustee, BNY states that the instances of noncompliance noted in its Report on Assessment “relate to a securitization of manufactured housing receivables and do not relate to” the First USA Master Trust.

As discussed in the Original 10-K, the material instances of noncompliance disclosed by BNY did not occur with respect to any securities or transactions of the First USA Master Trust, and the reported instances of noncompliance were isolated to other products issued by other entities serviced on BNY’s servicing platform. Thus, the instances of BNY’s noncompliance specified in Schedule A of Exhibit 33.3 were not applicable to the credit card receivable-backed securities issued by the First USA Master Trust.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Chase USA is the servicer and has provided a statement of compliance (a “Compliance Statement”) for the period from and including January 1, 2012 through and including December 31, 2012 for each of the Chase Issuance Trust and the First USA Master Trust. Each such Compliance Statement has been signed by an authorized officer of the servicer for the respective issuing entity and is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Composite Articles of Association of Chase Bank USA, National Association (included in Exhibit 3.1 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on November 1, 2013, which is hereby incorporated by reference).

3.2	Composite Bylaws of Chase Bank USA, National Association (included in Exhibit 3.2 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on January 27, 2006, which is hereby incorporated by reference).

4.1	Third Amended and Restated Transfer and Servicing Agreement, dated as of December 19, 2007, by and among Chase Bank USA, National Association, Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 10.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.2	First Amendment to the Third Amended and Restated Transfer and Servicing Agreement, dated as of May 8, 2009, among Chase USA, as Transferor, Servicer and Administrator, Chase Issuance Trust, as Issuing Entity, and Wells Fargo Bank, National Association, as Collateral Agent and Indenture Trustee (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 8, 2009, which is incorporated herein by reference).

4.2.1	Amendment No. 2 to the Third Amended and Restated Transfer and Servicing Agreement, dated as of July 9, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 9, 2013, which is incorporated herein by reference).

4.2.2	Amendment No. 3 to the Third Amended and Restated Transfer and Servicing Agreement, dated as of December 20, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, which is incorporated herein by reference).

4.3	Third Amended and Restated Indenture, dated as of December 19, 2007, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 10.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.3.1.	Amendment to the Third Amended and Restated Indenture, dated as of July 9, 2013 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 9, 2013, which is incorporated herein by reference).

4.3.2	Amendment No. 2 to the Third Amended and Restated Indenture, dated as of December 20, 2013 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, which is incorporated herein by reference).

4.4	Third Amended and Restated Pooling and Servicing Agreement of First USA Credit Card Master Trust, dated as of December 19, 2007, by and between Chase Bank USA, National Association and BNY Mellon Trust of Delaware (included in Exhibit 10.3 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.5	Third Amended and Restated Trust Agreement, dated as of March 14, 2006, by and between Chase Bank USA, National Association and Wilmington Trust Company (included in Exhibit 10.5 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2006, which is incorporated herein by reference).

4.6.1	Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of May 1, 2002 between First USA Bank, National Association as Transferor and Servicer and BNY Mellon Trust of Delaware as Trustee for the First USA Credit Card Master Trust, including a form of the Series 2002-CC Certificate, dated as of May 1, 2002 (included in Exhibit 4.4(d) to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2002, which is incorporated herein by reference).

4.7.1	Class A(2003-4) Terms Document, dated as of May 22, 2003 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2003, which is incorporated herein by reference). The Class A(2003-4) notes were paid in full on May 15, 2013.

4.7.2	Class A(2003-8) Terms Document, dated as of September 16, 2003 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the

Securities and Exchange Commission on September 29, 2003, which is incorporated herein by reference).

4.7.3	Class A(2004-3) Terms Document, dated as of May 12, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2004, which is incorporated herein by reference).

4.7.4	Class A(2004-8) Terms Document, dated as of November 4, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2004, which is incorporated herein by reference). The Class A(2004-8) notes were paid in full on January 15, 2013.

4.7.5	Class A(2006-2) Terms Document, dated as of February 22, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2006, which is incorporated herein by reference).

4.7.6	Class A(2006-6) Terms Document, dated as of October 30, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2006, which is incorporated herein by reference).

4.7.7	Class A(2006-8) Terms Document, dated as of December 18, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference). The Class A(2006-8) notes were paid in full on December 16, 2013.

4.7.8	Class A(2007-2) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2007, which is incorporated herein by reference).

4.7.9	Class A(2007-3) Terms Document, dated as of February 15, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.7.10	Class A(2007-5) Terms Document, dated as of April 11, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2007, which is incorporated herein by reference).

4.7.11	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of April 26, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange

Commission on April 27, 2007, which is incorporated herein by reference).

4.7.12	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of May 22, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2007, which is incorporated herein by reference).

4.7.13	Class A(2007-7) Terms Document, dated as of May 9, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2007, which is incorporated herein by reference).

4.7.14	Class A(2007-8) Terms Document, dated as of May 30, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.7.15	Class A(2007-12) Terms Document, dated as of August 1, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2007, which is incorporated herein by reference).

4.7.16	Class A(2007-18) Terms Document, dated as of October 31, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2007, which is incorporated herein by reference).

4.7.17	Class A(2008-2) Terms Document, dated as of February 20, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 20, 2008, which is incorporated herein by reference).

4.7.18	Class A(2008-3) Terms Document, dated as of March 17, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2008, which is incorporated herein by reference)

4.7.19	Supplemental Indenture with respect to the Additional Class A(2008-3) Notes, dated as of April 1, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2008, which is incorporated herein by reference).

4.7.20	Class A(2008-4) Terms Document, dated as of April 2, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and

Exchange Commission on April 2, 2008, which is incorporated herein by reference). The Class A(2008-4) notes were paid in full on March 15, 2013.

4.7.21	Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference). The Class A(2008-6) notes were paid in full on May 15, 2013.

4.7.22	Class A(2008-8) Terms Document, dated as of May 16, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2008, which is incorporated herein by reference).

4.7.23	Class A(2008-10) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference). The Class A(2008-10) notes were paid in full on August 15, 2013.

4.7.24	Class A(2008-11) Terms Document, dated as of July 30, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 30, 2008, which is incorporated herein by reference). The Class A(2008-11) notes were paid in full on July 15, 2013.

4.7.25	Class A(2008-12) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference). The Class A(2008-12) notes were paid in full on August 15, 2013.

4.7.26	Class A(2008-13) Terms Document, dated as of September 16, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 16, 2008, which is incorporated herein by reference). The Class A(2008-13) notes were paid in full on September 16, 2013.

4.7.27	Class A(2008-14) Terms Document, dated as of September 30, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2008, which is incorporated herein by reference). The Class A(2008-14) notes were paid in full on October 15, 2013.

4.7.28	Class A(2011-1) Terms Document, dated as of April 7, 2011 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 7, 2011, which is incorporated herein by reference). The Class A(2011-1) notes were paid in full on March 15, 2013.

4.7.29	Class A(2011-2) Terms Document, dated as of June 17, 2011 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2011, which is incorporated herein by reference). The Class A(2011-2) notes were paid in full on May 15, 2013.

4.7.30	Class A(2011-3) Terms Document, dated as of December 28, 2011 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2011, which is incorporated herein by reference). The Class A(2011-3) notes were paid in full on December 16, 2013.

4.7.31	Class A(2012-1) Terms Document, dated as of May 22, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 22, 2012, which is incorporated herein by reference).

4.7.32	Class A(2012-2) Terms Document, dated as of June 5, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 5, 2012, which is incorporated herein by reference).

4.7.33	Class A(2012-3) Terms Document, dated as of June 18, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2012, which is incorporated herein by reference).

4.7.34	Class A(2012-4) Terms Document, dated as of July 26, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2012, which is incorporated herein by reference).

4.7.35	Class A(2012-5) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

4.7.36	Class A(2012-6) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

4.7.37	Class A(2012-7) Terms Document, dated as of October 9, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the

Securities and Exchange Commission on October 9, 2012, which is incorporated herein by reference).

4.7.38	Class A(2012-8) Terms Document, dated as of November 21, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2012, which is incorporated herein by reference).

4.7.39	Supplemental Indenture with respect to the Additional Class A(2012-8) Notes, dated as of December 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2012, which is incorporated herein by reference).

4.7.40	Class A(2012-9) Terms Document, dated as of November 21, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2012, which is incorporated herein by reference).

4.7.41	Class A(2012-10) Terms Document, dated as of December 21, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012, which is incorporated herein by reference).

4.7.42	Class B(2005-3) Terms Document, dated as of September 14, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 29, 2005, which is incorporated herein by reference). The Class B(2005-3) notes were paid in full on March 15, 2013.

4.7.43	Class B(2005-5) Terms Document, dated as of October 28, 2005 (included in Exhibit 4.1(b) to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005, which is incorporated herein by reference). The Class B(2005-5) notes were paid in full on January 15, 2014.

4.7.44	Class B(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.7.45	Class B(2010-2) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference). The Class B(2010-2) notes were paid in full on December 16, 2013.

4.7.46	Class B(2010-3) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.7.47	Class B(2012-1) Terms Document, dated as of May 23, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2012, which is incorporated herein by reference).

4.7.48	Class B(2012-2) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

4.7.49	Class C(2003-3) Terms Document, dated as of June 18, 2003 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 30, 2003, which is incorporated herein by reference). The Class C(2003-3) notes were paid in full on June 17, 2013.

4.7.50	Class C(2004-2) Terms Document, dated as of June 30, 2004 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2004, which is incorporated herein by reference).

4.7.51	Class C(2006-1) Terms Document, dated as of January 26, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2006, which is incorporated herein by reference). The Class C(2006-1) notes were paid in full on January 15, 2013.

4.7.52	Class C(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 1.1B to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.7.53	Class C(2010-2) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference). The Class C(2010-2) notes were paid in full on December 16, 2013.

4.7.54	Class C(2010-3) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.7.55	Class C(2012-1) Terms Document, dated as of May 23, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2012, which is incorporated herein by reference).

4.7.56	Class C(2012-2) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

10.1	Omnibus Addendum, dated as of July 7, 2005 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005, which is incorporated herein by reference).

10.2	Omnibus Addendum, dated as of December 15, 2008 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 16, 2008, which is incorporated herein by reference).

31.1	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase USA (included in Exhibit 33.1 to the Original 10-K, which is incorporated herein by reference).

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, National Association.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon and BNY Mellon Trust of Delaware (included in Exhibit 33.3 to the Original 10-K, which is incorporated herein by reference).

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase USA (included in Exhibit 34.1 to the Original 10-K, which is incorporated herein by reference).

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, National Association.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon and BNY Mellon Trust of Delaware. (included in Exhibit 34.3 to the Original 10-K, which is incorporated herein by reference).

35.1	Servicer Compliance Statement of Chase USA as servicer for the Chase Issuance Trust. (included in Exhibit 35.1 to the Original 10-K, which is incorporated herein by reference).

35.2	Servicer Compliance Statement of Chase USA as servicer for the First USA Master Trust. (included in Exhibit 35.2 to the Original 10-K, which is incorporated herein by reference).

99.2	Letter dated December 20, 2013 from the Corporate Trust Division of Wells Fargo Bank, National Association as Certificate Administrator to the issuing entity regarding Compliance with Applicable Servicing Criteria for Asset-Backed Securities by Wells Fargo Bank, National Association as Certificate Administrator.

(c)	Not applicable

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE ISSUANCE TRUST/ FIRST USA CREDIT CARD MASTER TRUST (Issuing entities)
Date: March 10, 2014	By:	CHASE BANK USA, NATIONAL ASSOCIATION,
as Depositor

/s/ David A. Penkrot
		Name:	David A. Penkrot
		Title:	Senior Vice President
(senior officer of Chase Bank USA, National Association in charge of securitization)