Form 10-K
period 2013-12-31
CHASE ISSUANCE TRUST; CHASE BANK USA, NATIONAL ASSOCIATION
filed 2014-03-28
CIK 1174821, 869090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

N.A.

(I.R.S. Employer Identification No. of the issuing entities)

22-2382028

(I.R.S. Employer Identification No. of the depositor and sponsor)

CHASE ISSUANCE TRUST c/o Chase Bank USA, National Association 201 North Walnut Street Wilmington, Delaware	19801
(Address of principal executive offices of the issuing entities)	(Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

During the fiscal year ended December 31, 2013, the assets of the Chase Issuance Trust included a collateral certificate, Series 2002-CC (the “First USA Collateral Certificate”), representing an undivided interest in the assets of the First USA Credit Card Master Trust (the “First USA Master Trust”), whose assets included credit card receivables arising in consumer revolving credit card accounts owned by Chase Bank USA, National Association (“Chase USA”). The First USA Collateral Certificate represented less than 1% of the Chase Issuance Trust asset pool prior to being paid in full and terminated on December 16, 2013. The First USA Master Trust terminated on December 23, 2013. The First USA Master Trust should not be considered a significant obligor in relation to the Chase Issuance Trust under Item 1112(b) of Regulation AB. Nevertheless, the information required by General Instruction J to Form 10-K for an asset-backed issuer in respect of the First USA Master Trust has been disclosed in this report on Form 10-K.

None of the pool assets held by the Chase Issuance Trust and none of the pool assets relating to the First USA Master Trust include any significant obligors.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of Chase USA, as the servicer for each of the Chase Issuance Trust and the First USA Master Trust and BNY Mellon Trust of Delaware (“BNY”), as the First USA Master Trust trustee, and Wells Fargo Bank, National Association (“Wells Fargo”), as the indenture trustee for the Chase Issuance Trust (each, a “Servicing Participant”) was a party participating in the servicing function during the reporting period with respect to the pool assets held by the respective trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the respective trust’s fiscal year ending December 31, 2013, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

In Schedule A of the Report on Assessment of BNY, attached as Exhibit 33.3 of this Form 10-K, BNY identifies two material instances of noncompliance with the servicing requirements of Item 1122 of Regulation AB. In the annual certification provided to Chase USA by BNY, as the First USA Master Trust trustee, BNY confirms that the instances of material noncompliance noted in its Report on Assessment do not relate to the First USA Master Trust.

The material instances of noncompliance disclosed by BNY did not occur with respect to any securities or transactions of the First USA Master Trust, and the reported instances of noncompliance were isolated to other products issued by other entities serviced on BNY’s servicing platform. Thus, the instances of BNY’s noncompliance specified in Schedule A of Exhibit 33.3 are not applicable to the credit card receivable-backed securities issued by the First USA Master Trust.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Chase USA is the servicer and has provided a statement of compliance (a “Compliance Statement”) for the period from and including January 1, 2013 through and including December 31, 2013 for each of the Chase Issuance Trust and the First USA Master Trust. Each such Compliance Statement has been signed by an authorized officer of the servicer for the respective issuing entity and is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Composite Articles of Association of Chase Bank USA, National Association (included in Exhibit 3.1 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on January 27, 2006, which is hereby incorporated by reference).

3.2	Composite Bylaws of Chase Bank USA, National Association (included in Exhibit 3.2 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on January 27, 2006, which is hereby incorporated by reference).

4.1	Third Amended and Restated Transfer and Servicing Agreement, dated as of December 19, 2007, by and among Chase Bank USA, National Association, Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 10.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.2	Amendment No. 1 to the Third Amended and Restated Transfer and Servicing Agreement, dated as of May 8, 2009, among Chase USA, as Transferor, Servicer and Administrator, Chase Issuance Trust, as Issuing Entity, and Wells Fargo Bank, National Association, as Collateral Agent and Indenture Trustee (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 8, 2009, which is incorporated herein by reference).

4.2.1	Amendment No. 2 to the Third Amended and Restated Transfer and Servicing Agreement, dated as of July 9, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 9, 2013, which is incorporated herein by reference).

4.2.2	Amendment No. 3 to the Third Amended and Restated Transfer and Servicing Agreement, dated as of December 20, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, which is incorporated herein by reference).

4.3	Third Amended and Restated Indenture, dated as of December 19, 2007, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 10.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.3.1	Amendment No. 1 to the Third Amended and Restated Indenture, dated as of July 9, 2013 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 9, 2013, which is incorporated herein by reference).

4.3.2	Amendment No. 2 to the Third Amended and Restated Indenture, dated as of December 20, 2013 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, which is incorporated herein by reference).

4.4	Second Amended and Restated Asset Pool One Supplement, dated as of December 19, 2007 (included in Exhibit 10.5 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.4.1	Amendment No. 1 to the Second Amended and Restated Asset Pool One Supplement dated as of December 20, 2013 (included in Exhibit 4.3 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, which is incorporated herein by reference).

4.5	Amended and Restated Indenture Supplement, dated as of October 15, 2004 (included in Exhibit 4.3 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on October 18, 2004, which is hereby incorporated by reference).

4.6	Third Amended and Restated Pooling and Servicing Agreement of First USA Credit Card Master Trust, dated as of December 19, 2007, by and between Chase Bank USA, National Association and BNY Mellon Trust of Delaware (included in Exhibit 10.3 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.7	Third Amended and Restated Trust Agreement, dated as of March 14, 2006, by and between Chase Bank USA, National Association and Wilmington Trust Company (included in Exhibit 10.5 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2006, which is incorporated herein by reference).

4.8.1	Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of May 1, 2002 between First USA Bank, National Association as Transferor and Servicer and BNY Mellon Trust of Delaware as Trustee for the First USA Credit Card Master Trust, including a form of the Series 2002-CC Certificate, dated as of May 1, 2002 (included in Exhibit 4.4(d) to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2002, which is incorporated herein by reference).

4.9.1	Class A(2003-4) Terms Document, dated as of May 22, 2003 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2003, which is incorporated herein by reference).

4.9.2	Class A(2003-8) Terms Document, dated as of September 16, 2003 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 29, 2003, which is incorporated herein by reference).

4.9.3	Class A(2004-3) Terms Document, dated as of May 12, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2004, which is incorporated herein by reference).

4.9.4	Class A(2004-8) Terms Document, dated as of November 4, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2004, which is incorporated herein by reference).

4.9.5	Class A(2006-2) Terms Document, dated as of February 22, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2006, which is incorporated herein by reference).

4.9.6	Class A(2006-6) Terms Document, dated as of October 30, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2006, which is incorporated herein by reference).

4.9.7	Class A(2006-8) Terms Document, dated as of December 18, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.9.8	Class A(2007-2) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2007, which is incorporated herein by reference).

4.9.9	Class A(2007-3) Terms Document, dated as of February 15, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.9.10	Class A(2007-5) Terms Document, dated as of April 11, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2007, which is incorporated herein by reference).

4.9.11	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of April 26, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2007, which is incorporated herein by reference).

4.9.12	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of May 22, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2007, which is incorporated herein by reference).

4.9.13	Class A(2007-7) Terms Document, dated as of May 9, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2007, which is incorporated herein by reference).

4.9.14	Class A(2007-8) Terms Document, dated as of May 30, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.9.15	Class A(2007-12) Terms Document, dated as of August 1, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2007, which is incorporated herein by reference).

4.9.16	Class A(2007-18) Terms Document, dated as of October 31, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2007, which is incorporated herein by reference).

4.9.17	Class A(2008-2) Terms Document, dated as of February 20, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 20, 2008, which is incorporated herein by reference).

4.9.18	Class A(2008-3) Terms Document, dated as of March 17, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2008, which is incorporated herein by reference)

4.9.19	Supplemental Indenture with respect to the Additional Class A(2008-3) Notes, dated as of April 1, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2008, which is incorporated herein by reference).

4.9.20	Class A(2008-4) Terms Document, dated as of April 2, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 2, 2008, which is incorporated herein by reference).

4.9.21	Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.9.22	Class A(2008-8) Terms Document, dated as of May 16, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2008, which is incorporated herein by reference).

4.9.23	Class A(2008-10) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

4.9.24	Class A(2008-11) Terms Document, dated as of July 30, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 30, 2008, which is incorporated herein by reference).

4.9.25	Class A(2008-12) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.9.26	Class A(2008-13) Terms Document, dated as of September 16, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 16, 2008, which is incorporated herein by reference).

4.9.27	Class A(2008-14) Terms Document, dated as of September 30, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2008, which is incorporated herein by reference).

4.9.28	Class A(2011-1) Terms Document, dated as of April 7, 2011 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 7, 2011, which is incorporated herein by reference).

4.9.29	Class A(2011-2) Terms Document, dated as of June 17, 2011 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2011, which is incorporated herein by reference).

4.9.30	Class A(2011-3) Terms Document, dated as of December 28, 2011 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2011, which is incorporated herein by reference).

4.9.31	Class A(2012-1) Terms Document, dated as of May 22, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 22, 2012, which is incorporated herein by reference).

4.9.32	Class A(2012-2) Terms Document, dated as of June 5, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 5, 2012, which is incorporated herein by reference).

4.9.33	Class A(2012-3) Terms Document, dated as of June 18, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2012, which is incorporated herein by reference).

4.9.34	Class A(2012-4) Terms Document, dated as of July 26, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2012, which is incorporated herein by reference).

4.9.35	Class A(2012-5) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

4.9.36	Class A(2012-6) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

4.9.37	Class A(2012-7) Terms Document, dated as of October 9, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 9, 2012, which is incorporated herein by reference).

4.9.38	Class A(2012-8) Terms Document, dated as of November 21, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2012, which is incorporated herein by reference).

4.9.39	Supplemental Indenture with respect to the Additional Class A(2012-8) Notes, dated as of December 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2012, which is incorporated herein by reference).

4.9.40	Class A(2012-9) Terms Document, dated as of November 21, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2012, which is incorporated herein by reference).

4.9.41	Class A(2012-10) Terms Document, dated as of December 21, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012, which is incorporated herein by reference).

4.9.42	Class A(2013-1) Terms Document, dated as of February 21, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2013 , which is incorporated herein by reference).

4.9.43	Class A(2013-2) Terms Document, dated as of February 26, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 26, 2013 , which is incorporated herein by reference).

4.9.44	Class A(2013-3) Terms Document, dated as of April 19, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 19, 2013 , which is incorporated herein by reference).

4.9.45	Class A(2013-4) Terms Document, dated as of May 23, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2013 , which is incorporated herein by reference).

4.9.46	Class A(2013-5) Terms Document, dated as of May 23, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2013, which is incorporated herein by reference).

4.9.47	Class A(2013-6) Terms Document, dated as of July 18, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 18, 2013, which is incorporated herein by reference).

4.9.48	Class A(2013-7) Terms Document, dated as of September 30, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2013, which is incorporated herein by reference).

4.9.49	Class A(2013-8) Terms Document, dated as of October 31, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2013, which is incorporated herein by reference).

4.9.50	Class A(2013-9) Terms Document, dated as of December 13, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2013, which is incorporated herein by reference).

4.9.51	Class B(2005-3) Terms Document, dated as of September 14, 2005 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 29, 2005, which is incorporated herein by reference).

4.9.52	Class B(2005-5) Terms Document, dated as of October 28, 2005 (included in Exhibit 4.1(b) to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005, which is incorporated herein by reference).

4.9.53	Class B(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.9.54	Class B(2010-2) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.9.55	Class B(2010-3) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.9.56	Class B(2012-1) Terms Document, dated as of May 23, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2012, which is incorporated herein by reference).

4.9.57	Class B(2012-2) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

4.9.58	Class B(2013-1) Terms Document, dated as of December 12, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2013, which is incorporated herein by reference).

4.9.59	Class C(2003-3) Terms Document, dated as of June 18, 2003 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 30, 2003, which is incorporated herein by reference).

4.9.60	Class C(2004-2) Terms Document, dated as of June 30, 2004 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2004, which is incorporated herein by reference).

4.9.61	Class C(2006-1) Terms Document, dated as of January 26, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2006, which is incorporated herein by reference).

4.9.62	Class C(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 1.1B to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.9.63	Class C(2010-2) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.9.64	Class C(2010-3) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.9.65	Class C(2012-1) Terms Document, dated as of May 23, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2012, which is incorporated herein by reference).

4.9.66	Class C(2012-2) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

4.9.67	Class C(2013-1) Terms Document, dated as of December 12, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2013, which is incorporated herein by reference).

10.1	Omnibus Addendum, dated as of July 7, 2005 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005, which is incorporated herein by reference).

10.2	Omnibus Addendum, dated as of December 15, 2008 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 16, 2008, which is incorporated herein by reference).

31.1	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase USA.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, National Association.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon and BNY Mellon Trust of Delaware.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase USA.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, National Association.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York Mellon and BNY Mellon Trust of Delaware.

35.1	Servicer Compliance Statement of Chase USA as servicer for the Chase Issuance Trust.

35.2	Servicer Compliance Statement of Chase USA as servicer for the First USA Master Trust.

(c)	Not applicable

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

CHASE ISSUANCE TRUST
(Issuing entity)
Date: March 28, 2014	By:	CHASE BANK USA, NATIONAL ASSOCIATION,
as Depositor

/s/ David A. Penkrot
	Name:	David A. Penkrot
	Title:	Senior Vice President
(senior officer of Chase Bank USA, National Association in charge of securitization)