Form 10-K
period 2014-12-31
CHASE ISSUANCE TRUST; CHASE BANK USA, NATIONAL ASSOCIATION
filed 2015-03-30
CIK 1174821, 869090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-145109, 333-131327, 333-1707994, 333-192048-01

Central Index Key Number of issuing entity: 0001174821

CHASE ISSUANCE TRUST

(Issuing Entity of the Notes)

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-74303, 333-68236, 333-83484

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

None of the pool assets held by the Chase Issuance Trust include any significant obligors.

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

In January 2009, the plaintiffs filed and served a Second Amended Consolidated Class Action Complaint against all defendants and an amended supplemental complaint challenging the MasterCard initial public offering (“IPO”) making antitrust claims similar to those that were dismissed previously. With respect to the Visa IPO, the plaintiffs filed a supplemental complaint challenging the Visa IPO on antitrust theories parallel to those articulated in the MasterCard IPO pleading.

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

On April 11, 2013, Class Plaintiffs moved for final approval of the settlement. On September 12, 2013, the court held the final approval hearing. On January 14, 2014, the court rendered its final order and judgment approving the settlement. A number of entities including retailers and objecting trade association plaintiffs filed their appellate briefs on June 16, 2014. Briefing by appellees and appellants was completed in the fourth quarter of 2014. Chase USA does not believe that the settlement will affect the payment of principal or interest by the issuing entity on the notes.

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

On May 9, 2013, the Attorney General of California filed a civil action against JPMorgan Chase & Co., Chase USA and Chase BankCard Services, Inc. alleging violations of California law relating to the use of sworn documents in various stages of the debt collection process, including but not limited to sworn documents submitted in connection with collection litigation and in support of debt sales. This civil action is proceeding. Chase USA does not currently expect that the litigation will adversely affect the payment of principal or interest by the issuing entity on its notes.

On December 17, 2013, the Mississippi Attorney General filed a civil action in Mississippi state court against JPMorgan Chase & Co., Chase USA and Chase BankCard Services, Inc. alleging violations of Mississippi’s consumer protection law relating to general collections practices including litigation and debt sales. This civil action is at an early stage, and Chase USA does not currently expect that the litigation will adversely affect the payment of principal or interest by the issuing entity on the notes offered hereunder.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of Chase USA, as the servicer for each of the Chase Issuance Trust, and Wells Fargo Bank, National Association (“Wells Fargo”), as the indenture trustee for the Chase Issuance Trust (each, a “Servicing Participant”) was a party participating in the servicing function during the reporting period with respect to the pool assets held by the respective trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the respective trust’s fiscal year ending December 31, 2014, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Chase USA is the servicer and has provided a statement of compliance (a “Compliance Statement”) for the period from and including January 1, 2014 through and including December 31, 2014 for the Chase Issuance Trust. The Compliance Statement has been signed by an authorized officer of the servicer for the issuing entity and is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Composite Articles of Association of Chase Bank USA, National Association (included in Exhibit 3.1 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on January 27, 2006, which is hereby incorporated by reference).

3.2	Composite Bylaws of Chase Bank USA, National Association (included in Exhibit 3.2 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on January 27, 2006, which is hereby incorporated by reference).

4.1	Third Amended and Restated Transfer and Servicing Agreement, dated as of December 19, 2007, by and among Chase Bank USA, National Association, Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 10.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.2	Amendment No. 1 to the Third Amended and Restated Transfer and Servicing Agreement, dated as of May 8, 2009, among Chase USA, as Transferor, Servicer and Administrator, Chase Issuance Trust, as Issuing Entity, and Wells Fargo Bank, National Association, as Collateral Agent and Indenture Trustee (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 8, 2009, which is incorporated herein by reference).

4.2.1	Amendment No. 2 to the Third Amended and Restated Transfer and Servicing Agreement, dated as of July 9, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 9, 2013, which is incorporated herein by reference).

4.2.2	Amendment No. 3 to the Third Amended and Restated Transfer and Servicing Agreement, dated as of December 20, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, which is incorporated herein by reference).

4.2.3	Amendment No. 4 to the Third Amended and Restated Transfer and Servicing Agreement, dated as of June 11, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2014, which is incorporated herein by reference).

4.3	Third Amended and Restated Indenture, dated as of December 19, 2007, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 10.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.3.1	Amendment No. 1 to the Third Amended and Restated Indenture, dated as of July 9, 2013 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 9, 2013, which is incorporated herein by reference).

4.3.2	Amendment No. 2 to the Third Amended and Restated Indenture, dated as of December 20, 2013 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, which is incorporated herein by reference).

4.4	Second Amended and Restated Asset Pool One Supplement, dated as of December 19, 2007 (included in Exhibit 10.5 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2007, which is incorporated herein by reference).

4.4.1	Amendment No. 1 to the Second Amended and Restated Asset Pool One Supplement dated as of December 20, 2013 (included in Exhibit 4.3 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, which is incorporated herein by reference).

4.4.2	Amendment No. 2 to the Second Amended and Restated Asset Pool One Supplement dated as of June 11, 2014 (included in Exhibit 4.3 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2014, which is incorporated herein by reference).

4.5	Amended and Restated Indenture Supplement, dated as of October 15, 2004 (included in Exhibit 4.3 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on October 18, 2004, which is hereby incorporated by reference).

4.6	Third Amended and Restated Trust Agreement, dated as of March 14, 2006, by and between Chase Bank USA, National Association and Wilmington Trust Company (included in Exhibit 10.5 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2006, which is incorporated herein by reference).

4.7.1	Class A(2004-3) Terms Document, dated as of May 12, 2004 (included in Exhibit 4.01 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2004, which is incorporated herein by reference).

4.7.2	Class A(2006-2) Terms Document, dated as of February 22, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2006, which is incorporated herein by reference).

4.7.3	Class A(2006-6) Terms Document, dated as of October 30, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2006, which is incorporated herein by reference).

4.7.4	Class A(2007-2) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2007, which is incorporated herein by reference).

4.7.5	Class A(2007-3) Terms Document, dated as of February 15, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.7.6	Class A(2007-5) Terms Document, dated as of April 11, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2007, which is incorporated herein by reference).

4.7.7	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of April 26, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2007, which is incorporated herein by reference).

4.7.8	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of May 22, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2007, which is incorporated herein by reference).

4.7.9	Class A(2007-7) Terms Document, dated as of May 9, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2007, which is incorporated herein by reference).

4.7.10	Class A(2007-8) Terms Document, dated as of May 30, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.7.11	Class A(2007-12) Terms Document, dated as of August 1, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2007, which is incorporated herein by reference).

4.7.12	Class A(2008-2) Terms Document, dated as of February 20, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 20, 2008, which is incorporated herein by reference).

4.7.13	Class A(2008-3) Terms Document, dated as of March 17, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2008, which is incorporated herein by reference)

4.7.14	Supplemental Indenture with respect to the Additional Class A(2008-3) Notes, dated as of April 1, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2008, which is incorporated herein by reference).

4.7.15	Class A(2008-8) Terms Document, dated as of May 16, 2008 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2008, which is incorporated herein by reference).

4.7.16	Class A(2012-1) Terms Document, dated as of May 22, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 22, 2012, which is incorporated herein by reference).

4.7.17	Class A(2012-2) Terms Document, dated as of June 5, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 5, 2012, which is incorporated herein by reference).

4.7.18	Class A(2012-3) Terms Document, dated as of June 18, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2012, which is incorporated herein by reference).

4.7.19	Class A(2012-4) Terms Document, dated as of July 26, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2012, which is incorporated herein by reference).

4.7.20	Class A(2012-5) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

4.7.21	Class A(2012-6) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

4.7.22	Class A(2012-7) Terms Document, dated as of October 9, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 9, 2012, which is incorporated herein by reference).

4.7.23	Class A(2012-8) Terms Document, dated as of November 21, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2012, which is incorporated herein by reference).

4.7.24	Supplemental Indenture with respect to the Additional Class A(2012-8) Notes, dated as of December 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2012, which is incorporated herein by reference).

4.7.25	Class A(2012-9) Terms Document, dated as of November 21, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2012, which is incorporated herein by reference).

4.7.26	Class A(2012-10) Terms Document, dated as of December 21, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012, which is incorporated herein by reference).

4.7.27	Class A(2013-1) Terms Document, dated as of February 21, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2013 , which is incorporated herein by reference).

4.7.28	Class A(2013-2) Terms Document, dated as of February 26, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 26, 2013 , which is incorporated herein by reference).

4.7.29	Class A(2013-3) Terms Document, dated as of April 19, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 19, 2013 , which is incorporated herein by reference).

4.7.30	Class A(2013-4) Terms Document, dated as of May 23, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2013 , which is incorporated herein by reference).

4.7.31	Class A(2013-5) Terms Document, dated as of May 23, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2013, which is incorporated herein by reference).

4.7.32	Class A(2013-6) Terms Document, dated as of July 25, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 25, 2013, which is incorporated herein by reference).

4.7.33	Class A(2013-7) Terms Document, dated as of September 30, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2013, which is incorporated herein by reference).

4.7.34	Class A(2013-8) Terms Document, dated as of October 31, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2013, which is incorporated herein by reference).

4.7.35	Class A(2013-9) Terms Document, dated as of December 13, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2013, which is incorporated herein by reference).

4.7.36	Class A(2014-1) Terms Document, dated as of January 27, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2014, which is incorporated herein by reference).

4.7.37	Class A(2014-2) Terms Document, dated as of April 2, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 2, 2014, which is incorporated herein by reference).

4.7.38	Class A(2014-3) Terms Document, dated as of April 2, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 2, 2014, which is incorporated herein by reference).

4.7.39	Class A(2014-4) Terms Document, dated as of April 16, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2014, which is incorporated herein by reference).

4.7.40	Class A(2014-5) Terms Document, dated as of May 14, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2014, which is incorporated herein by reference).

4.7.41	Class A(2014-6) Terms Document, dated as of July 24, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 24, 2014, which is incorporated herein by reference).

4.7.42	Class A(2014-7) Terms Document, dated as of November 17, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2014 , which is incorporated herein by reference).

4.7.43	Class A(2014-8) Terms Document, dated as of November 26, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2014 , which is incorporated herein by reference).

4.7.44	Class B(2005-5) Terms Document, dated as of October 28, 2005 (included in Exhibit 4.1(b) to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005, which is incorporated herein by reference).

4.7.45	Class B(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.7.46	Class B(2010-3) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.7.47	Class B(2012-1) Terms Document, dated as of May 23, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2012, which is incorporated herein by reference).

4.7.48	Class B(2012-2) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

4.7.49	Class B(2013-1) Terms Document, dated as of December 12, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2013, which is incorporated herein by reference).

4.7.50	Class C(2004-2) Terms Document, dated as of June 30, 2004 (included in Exhibit 4.02 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2004, which is incorporated herein by reference).

4.7.51	Class C(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 1.1B to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.7.52	Class C(2010-3) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.7.53	Class C(2012-1) Terms Document, dated as of May 23, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2012, which is incorporated herein by reference).

4.7.54	Class C(2012-2) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

4.7.55	Class C(2013-1) Terms Document, dated as of December 12, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2013, which is incorporated herein by reference).

10.1	Omnibus Addendum, dated as of July 7, 2005 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005, which is incorporated herein by reference).

10.2	Omnibus Addendum, dated as of December 15, 2008 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 16, 2008, which is incorporated herein by reference).

31.1	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase USA.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase USA.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, National Association.

35.1	Servicer Compliance Statement of Chase USA as servicer for the Chase Issuance Trust.

(c)	Not applicable

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

CHASE ISSUANCE TRUST
(Issuing entity)
Date: March 30, 2015	By:	CHASE BANK USA, NATIONAL ASSOCIATION,
as Depositor

/s/ David A. Penkrot
	Name:	David A. Penkrot
	Title:	Executive Director
(senior officer of Chase Bank USA, National Association in charge of securitization)