Form 10-K
period 2016-12-31
CHASE ISSUANCE TRUST; Chase Card Funding LLC
filed 2017-03-30
CIK 1174821, 1658982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

(302) 202-6545

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 4. Mine Safety Disclosures.

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

Not Applicable.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB: Legal Proceedings.

Chase Bank USA, National Association

On June 22, 2005, merchants filed a putative class action complaint in the U.S. District Court for the District of Connecticut. The complaint alleged that VISA, MasterCard and certain member banks including Bank of America, Chase USA, Capital One, Citibank and others, conspired to set the price of interchange in violation of Section 1 of the Sherman Act. The complaint further alleged tying/bundling and exclusive dealing. Since the filing of the Connecticut complaint, other complaints were filed in different U.S. District Courts challenging the setting of interchange, as well as the associations’ respective rules. The Judicial Panel on Multidistrict Litigation consolidated the cases in the Eastern District of New York for pretrial proceedings. An amended consolidated complaint was filed on April 24, 2006 which added claims relating to off-line debit transactions. Defendants filed a motion to dismiss all claims that pre-date January 1, 2004. The Court granted that motion and those claims were dismissed.

Plaintiffs filed a first supplemental complaint in May 2006 alleging that the MasterCard offering violated Section 7 of the Clayton Act and Section 1 of the Sherman Act and that the offering was a fraudulent conveyance. Defendants filed a motion to dismiss both of those claims. On November 25, 2008, the District Court for the Eastern District of New York dismissed the supplemental complaint with leave to replead.

In May 2008, the plaintiffs filed a motion seeking class certification which defendants opposed. The court did not rule on the class certification motion.

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

On March 31, 2009, defendants filed a motion to dismiss the Second Amended Consolidated Class Action Complaint. Separate motions to dismiss each of the supplemental complaints challenging the MasterCard and Visa IPOs were also filed. Plaintiffs and defendants also fully briefed and argued their motions for summary judgment. None of these motions have been decided.

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

On November 27, 2012, the court entered an order preliminarily approving the Settlement Agreement, which provided, among other things, for a $6.05 billion cash payment to the Class Plaintiffs, an amount equal to ten basis points of interchange for a period of eight months to be measured from a date within sixty days of the end of the opt-out period. The Settlement Agreement also provided for modifications to each of the network’s no-surcharge rules, which were effective as of January 27, 2013.

On April 11, 2013, Class Plaintiffs moved for final approval of the settlement. On September 12, 2013, the court held the final approval hearing. On January 14, 2014, the court rendered its final order and judgment approving the settlement. A number of entities including retailers and objecting trade association plaintiffs filed their appellate briefs on June 16, 2014. Briefing by appellees and appellants was completed in the fourth quarter of 2014. Arguments were heard by the Second Circuit Court of Appeals on September 28, 2015. On June 30, 2016, the Second Circuit Court of Appeals reversed approval of the settlement and remanded the matter to the District Court for the Eastern District of New York for further proceedings. The District Court for the Eastern District of New York has since appointed separate counsel for class plaintiffs seeking damages and injunctive relief. These class plaintiffs, as well as other merchants, recently filed motions seeking to amend their complaints which motions the defendants opposed.

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

On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint.

There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of Chase USA, as the servicer for each of the Chase Issuance Trust, and Wells Fargo Bank, National Association, as the indenture trustee for the Chase Issuance Trust (each, a “Servicing Participant”) was a party participating in the servicing function during the reporting period with respect to the pool assets held by the respective trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the respective trust’s fiscal year ending December 31, 2016, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

The Servicer has determined that there have not been any material instances of noncompliance reported in any assessment that involved the servicing of any of the assets backing the asset-backed securities for which this report on Form 10-K is being filed.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Chase USA is the servicer and has provided a statement of compliance (a “Compliance Statement”) for the period from and including January 1, 2016 through and including December 31, 2016 for the Chase Issuance Trust. The Compliance Statement has been signed by an authorized officer of the servicer for the issuing entity and is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Composite Articles of Association of Chase Bank USA, National Association (included in Exhibit 3.1 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on January 27, 2006, which is hereby incorporated by reference).

3.2	Composite Bylaws of Chase Bank USA, National Association (included in Exhibit 3.2 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on January 27, 2006, which is hereby incorporated by reference).

4.1	Fourth Amended and Restated Transfer and Servicing Agreement, dated as of January 20, 2016, by and among Chase Bank USA, National Association, Chase Card Funding LLC, Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.5 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.2	Fourth Amended and Restated Indenture, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.3	Third Amended and Restated Asset Pool One Supplement, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.4	Second Amended and Restated Indenture Supplement, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.3 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.5	Fourth Amended and Restated Trust Agreement, dated as of January 20, 2016, by and between Chase Card Funding LLC and Wilmington Trust Company (included in Exhibit 4.6 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.6	Assignment and Assumption Agreement, dated as of January 20, 2016, by and between Chase Bank USA, National Association and Chase Card Funding LLC (included in Exhibit 4.12 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.7	Receivables Purchase Agreement, dated as of January 20, 2016, by and between Chase Bank USA, National Association and Chase Card Funding LLC (included in Exhibit 4.4 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.8	Second Amended and Restated Limited Liability Agreement of Chase Card Funding LLC, dated as of January 20, 2016, by Chase Bank USA, National Association (included in Exhibit 3.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.9	Amended and Restated Asset Representations Review Agreement, dated as of April 29, 2016, between Chase Bank USA, National Association and FTI Consulting, Inc. (included in Exhibit 4.7 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2016, which is incorporated herein by reference).

4.10.1	Class A(2006-2) Terms Document, dated as of February 22, 2006 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2006, which is incorporated herein by reference).

4.10.2	Class A(2007-2) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2007, which is incorporated herein by reference).

4.10.3	Class A(2007-3) Terms Document, dated as of February 15, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.10.4	Class A(2007-5) Terms Document, dated as of April 11, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2007, which is incorporated herein by reference).

4.10.5	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of April 26, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2007, which is incorporated herein by reference).

4.10.6	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of May 22, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2007, which is incorporated herein by reference).

4.10.7	Class A(2007-12) Terms Document, dated as of August 1, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2007, which is incorporated herein by reference).

4.10.8	Class A(2012-2) Terms Document, dated as of June 5, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 5, 2012, which is incorporated herein by reference).

4.10.9	Class A(2012-4) Terms Document, dated as of July 26, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2012, which is incorporated herein by reference).

4.10.10	Class A(2012-7) Terms Document, dated as of October 9, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 9, 2012, which is incorporated herein by reference).

4.10.11	Class A(2012-10) Terms Document, dated as of December 21, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012, which is incorporated herein by reference).

4.10.12	Class A(2013-1) Terms Document, dated as of February 21, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2013, which is incorporated herein by reference).

4.10.13	Class A(2013-3) Terms Document, dated as of April 19, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 19, 2013, which is incorporated herein by reference).

4.10.14	Class A(2013-6) Terms Document, dated as of July 25, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 25, 2013, which is incorporated herein by reference).

4.10.15	Class A(2013-7) Terms Document, dated as of September 30, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2013, which is incorporated herein by reference).

4.10.16	Class A(2013-8) Terms Document, dated as of October 31, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2013, which is incorporated herein by reference).

4.10.17	Class A(2013-9) Terms Document, dated as of December 13, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2013, which is incorporated herein by reference).

4.10.18	Class A(2014-1) Terms Document, dated as of January 27, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2014, which is incorporated herein by reference).

4.10.19	Class A(2014-2) Terms Document, dated as of April 2, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 2, 2014, which is incorporated herein by reference).

4.10.20	Class A(2014-3) Terms Document, dated as of April 2, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 2, 2014, which is incorporated herein by reference).

4.10.21	Class A(2014-4) Terms Document, dated as of April 16, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2014, which is incorporated herein by reference).

4.10.22	Class A(2014-5) Terms Document, dated as of May 14, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2014, which is incorporated herein by reference).

4.10.23	Class A(2014-6) Terms Document, dated as of July 24, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 24, 2014, which is incorporated herein by reference).

4.10.24	Class A(2014-7) Terms Document, dated as of November 17, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2014, which is incorporated herein by reference).

4.10.25	Class A(2014-8) Terms Document, dated as of November 26, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2014, which is incorporated herein by reference).

4.10.26	Class A(2015-1) Terms Document, dated as of March 13, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2015, which is incorporated herein by reference).

4.10.27	Class A(2015-2) Terms Document, dated as of March 13, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2015, which is incorporated herein by reference).

4.10.28	Supplemental Indenture with respect to Additional Class A(2015-2) Notes, dated as of March 24, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 24, 2015, which is incorporated herein by reference).

4.10.29	Class A(2015-3) Terms Document, dated as of April 29, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2015, which is incorporated herein by reference).

4.10.30	Class A(2015-4) Terms Document, dated as of May 1, 2015, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2015, which is incorporated herein by reference).

4.10.31	Class A(2015-5) Terms Document, dated as of May 6, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2015, which is incorporated herein by reference).

4.10.32	Class A(2015-6) Terms Document, dated as of May 29, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 29, 2015, which is incorporated herein by reference).

4.10.33	Class A(2015-7) Terms Document, dated as of July 29, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2015, which is incorporated herein by reference).

4.10.34	Class A(2016-1) Terms Document, dated as of May 19, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2016, which is incorporated herein by reference).

4.10.35	Class A(2016-2) Terms Document, dated as of June 17, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2016, which is incorporated herein by reference).

4.10.36	Class A(2016-3) Terms Document, dated as of June 23, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 23, 2016, which is incorporated herein by reference).

4.10.37	Class A(2016-4) Terms Document, dated as of July 27, 2016, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 27, 2016, which is incorporated herein by reference).

4.10.38	Class A(2016-5) Terms Document, dated as of August 11, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2016, which is incorporated herein by reference).

4.10.39	Class A(2016-6) Terms Document, dated as of August 19, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2016, which is incorporated herein by reference).

4.10.40	Class A(2016-7) Terms Document, dated as of September 13, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2016, which is incorporated herein by reference).

4.10.41	Class B(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.10.42	Class B(2010-3) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.10.43	Class B(2012-2) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

4.10.44	Class B(2013-1) Terms Document, dated as of December 12, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2013, which is incorporated herein by reference).

4.10.45	Class B(2015-1) Terms Document, dated as of April 22, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2015, which is incorporated herein by reference).

4.10.46	Class C(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 1.1B to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.10.47	Class C(2010-3) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.10.48	Class C(2012-2) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

4.10.49	Class C(2013-1) Terms Document, dated as of December 12, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2013, which is incorporated herein by reference).

4.10.50	Class C(2015-1) Terms Document, dated as of April 22, 2015 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2015, which is incorporated herein by reference).

10.1	Omnibus Addendum, dated as of July 7, 2005 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005, which is incorporated herein by reference).

10.2	Omnibus Addendum, dated as of December 15, 2008 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 16, 2008, which is incorporated herein by reference).

31.1	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase USA.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase USA.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, National Association.

35.1	Servicer Compliance Statement of Chase USA as servicer for the Chase Issuance Trust.

(c)	Not applicable

Item 16. Form 10–K Summary.

Not applicable.

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

CHASE ISSUANCE TRUST
(Issuing entity)
Date: March 30, 2017	By:	CHASE CARD FUNDING LLC, as Depositor

/s/ Eve Ngan
	Name:	Eve Ngan
	Title:	Chief Executive Officer
(senior officer of Chase Card Funding LLC in charge of securitization)