Form 10-K
period 2017-12-31
CHASE ISSUANCE TRUST; Chase Card Funding LLC
filed 2018-03-29
CIK 1174821, 1658982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-218098-01

Central Index Key Number of issuing entity: 0001174821

CHASE ISSUANCE TRUST

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-218098

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ [Rule 405 of Regulation S-T is not applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

Not Applicable.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB: Legal Proceedings.

Litigation Regarding Chase Bank USA, National Association

A number of lawsuits seeking class action certification have been filed in both state and federal courts against Chase Bank USA, National Association (“Chase USA”). These lawsuits challenge certain policies and practices of Chase USA’s credit card business. A few of these lawsuits have been conditionally certified as class actions. Chase USA has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, Chase USA believes that any liability that might result from any of these lawsuits will not have a material adverse effect on the credit card receivables.

In July 2015, Chase USA and Chase BankCard Services, Inc. entered into a consent order with the CFPB regarding practices involving credit card collections litigation, including with respect to sworn documents, and the sale of consumer credit card debt. Chase USA and Chase BankCard Services, Inc. are currently in the process of implementing the CFPB consent order. Chase USA does not expect that the CFPB consent order will adversely affect the payment of principal or interest by the issuing entity on the offered notes.

Industry Litigation

On June 22, 2005, merchants filed a putative class action complaint in the U.S. District Court for the District of Connecticut. The complaint alleged that VISA, MasterCard and certain member banks including Bank of America, Chase USA, Capital One, Citibank and others, conspired to set the price of interchange in violation of Section 1 of the Sherman Act. The complaint further alleged tying/bundling and exclusive dealing. Since the filing of the Connecticut complaint, other complaints were filed in different U.S. District Courts challenging the setting of interchange, as well as the associations’ respective rules. The Judicial Panel on Multidistrict Litigation consolidated the cases in the Eastern District of New York for pretrial proceedings. An amended consolidated complaint was filed on April 24, 2006 which added claims relating to off-line debit transactions. Defendants filed a motion to dismiss all claims that pre-date January 1, 2004. The District Court for the Eastern District of New York granted that motion and those claims were dismissed.

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

In May 2008, the plaintiffs filed a motion seeking class certification which defendants opposed. The District Court for the Eastern District of New York did not rule on the class certification motion.

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

In October 2012, Visa, Inc., its wholly owned subsidiaries Visa U.S.A. Inc. and Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and various United States financial institution defendants, including Chase USA and several of its affiliates and certain predecessor institutions, entered into a settlement agreement (the “Settlement Agreement”) to resolve the United States merchant and retail industry association plaintiffs’ (the “Class Plaintiffs”) claims in the multi-district litigation. On November 27, 2012, the District Court for the Eastern District of New York entered an order preliminarily approving the Settlement Agreement, which provided, among other things, for a $6.05 billion cash payment to the Class Plaintiffs, an amount equal to ten basis points of interchange for a period of eight months to be measured from a date within sixty days of the end of the opt-out period. The Settlement Agreement also provided for modifications to each of the network’s no-surcharge rules, which were effective as of January 27, 2013.

On April 11, 2013, Class Plaintiffs moved for final approval of the settlement. On September 12, 2013, the District Court for the Eastern District of New York held the final approval hearing. On January 14, 2014, the District Court for the Eastern District of New York rendered its final order and judgment approving the settlement. A number of entities including retailers and objecting trade association appealed to the U.S. Court of Appeals for the Second Circuit, which, in June 2016, vacated the District Court for the Eastern District of New York’s certification of the class action and reversed the approval of the class settlement. In March 2017, the U.S. Supreme Court declined petitions seeking review of the decision of the U.S. Court of Appeals for the Second Circuit. The case has been remanded to the District Court for the Eastern District of New York for further proceedings consistent with the appellate decision. The District Court for the Eastern District of New York has since appointed separate counsel for Class Plaintiffs seeking damages and injunctive relief. These Class Plaintiffs, as well as other merchants, recently filed motions seeking to amend their complaints which motions the defendants opposed.

Litigation Regarding Wells Fargo Bank, National Association

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, National Association (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts.

On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court. In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park.

With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of Chase USA, as the servicer for each of the Chase Issuance Trust, and Wells Fargo Bank, National Association, as the indenture trustee for the Chase Issuance Trust (each, a “Servicing Participant”) was a party participating in the servicing function during the reporting period with respect to the pool assets held by the respective trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the respective trust’s fiscal year ending December 31, 2017, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

The Servicer has determined that there have not been any material instances of noncompliance reported in any assessment that involved the servicing of any of the assets backing the asset-backed securities for which this report on Form 10-K is being filed.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Chase USA is the servicer and has provided a statement of compliance (a “Compliance Statement”) for the period from and including January 1, 2017 through and including December 31, 2017 for the Chase Issuance Trust. The Compliance Statement has been signed by an authorized officer of the servicer for the issuing entity and is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Composite Articles of Association of Chase Bank USA, National Association (included in Exhibit 3.1 to registrant’s Form S-3, as filed with the Securities and Exchange Commission on January 27, 2006, which is hereby incorporated by reference).

3.2	Composite By-laws of Chase Bank USA, National Association, dated January 16, 2018.

4.1	Fourth Amended and Restated Transfer and Servicing Agreement, dated as of January 20, 2016, by and among Chase Bank USA, National Association, Chase Card Funding LLC, Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.5 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.2	Fourth Amended and Restated Indenture, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.3	Third Amended and Restated Asset Pool One Supplement, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.4	Second Amended and Restated Indenture Supplement, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.3 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.5	Fourth Amended and Restated Trust Agreement, dated as of January 20, 2016, by and between Chase Card Funding LLC and Wilmington Trust Company (included in Exhibit 4.6 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.6	Assignment and Assumption Agreement, dated as of January 20, 2016, by and between Chase Bank USA, National Association and Chase Card Funding LLC (included in Exhibit 4.12 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.7	Receivables Purchase Agreement, dated as of January 20, 2016, by and between Chase Bank USA, National Association and Chase Card Funding LLC (included in Exhibit 4.4 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.8	Second Amended and Restated Limited Liability Agreement of Chase Card Funding LLC, dated as of January 20, 2016, by Chase Bank USA, National Association (included in Exhibit 3.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.9	Amended and Restated Asset Representations Review Agreement, dated as of April 29, 2016, between Chase Bank USA, National Association and FTI Consulting, Inc. (included in Exhibit 4.7 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2016, which is incorporated herein by reference).

4.10.1	Class A(2007-2) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2007, which is incorporated herein by reference).

4.10.2	Class A(2007-3) Terms Document, dated as of February 15, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.10.3	Class A(2007-5) Terms Document, dated as of April 11, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2007, which is incorporated herein by reference).

4.10.4	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of April 26, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2007, which is incorporated herein by reference).

4.10.5	Supplemental Indenture with respect to the Additional Class A(2007-5) Notes, dated as of May 22, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2007, which is incorporated herein by reference).

4.10.6	Class A(2007-12) Terms Document, dated as of August 1, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2007, which is incorporated herein by reference).

4.10.7	Class A(2012-2) Terms Document, dated as of June 5, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 5, 2012, which is incorporated herein by reference).

4.10.8	Class A(2012-4) Terms Document, dated as of July 26, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2012, which is incorporated herein by reference).

4.10.9	Class A(2012-7) Terms Document, dated as of October 9, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 9, 2012, which is incorporated herein by reference).

4.10.10	Class A(2012-10) Terms Document, dated as of December 21, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2012, which is incorporated herein by reference).

4.10.11	Class A(2013-1) Terms Document, dated as of February 21, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2013, which is incorporated herein by reference).

4.10.12	Class A(2013-3) Terms Document, dated as of April 19, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 19, 2013, which is incorporated herein by reference).

4.10.13	Class A(2013-6) Terms Document, dated as of July 25, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 25, 2013, which is incorporated herein by reference).

4.10.14	Class A(2013-7) Terms Document, dated as of September 30, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2013, which is incorporated herein by reference).

4.10.15	Class A(2013-9) Terms Document, dated as of December 13, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2013, which is incorporated herein by reference).

4.10.16	Class A(2014-1) Terms Document, dated as of January 27, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2014, which is incorporated herein by reference).

4.10.17	Class A(2014-2) Terms Document, dated as of April 2, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 2, 2014, which is incorporated herein by reference).

4.10.18	Class A(2014-5) Terms Document, dated as of May 14, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2014, which is incorporated herein by reference).

4.10.19	Class A(2014-6) Terms Document, dated as of July 24, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 24, 2014, which is incorporated herein by reference).

4.10.20	Class A(2014-7) Terms Document, dated as of November 17, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2014, which is incorporated herein by reference).

4.10.21	Class A(2015-1) Terms Document, dated as of March 13, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2015, which is incorporated herein by reference).

4.10.22	Class A(2015-2) Terms Document, dated as of March 13, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2015, which is incorporated herein by reference).

4.10.23	Supplemental Indenture with respect to Additional Class A(2015-2) Notes, dated as of March 24, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 24, 2015, which is incorporated herein by reference).

4.10.24	Class A(2015-3) Terms Document, dated as of April 29, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2015, which is incorporated herein by reference).

4.10.25	Class A(2015-4) Terms Document, dated as of May 1, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2015, which is incorporated herein by reference).

4.10.26	Class A(2015-5) Terms Document, dated as of May 6, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2015, which is incorporated herein by reference).

4.10.27	Class A(2015-6) Terms Document, dated as of May 29, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 29, 2015, which is incorporated herein by reference).

4.10.28	Class A(2015-7) Terms Document, dated as of July 29, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2015, which is incorporated herein by reference).

4.10.29	Class A(2016-1) Terms Document, dated as of May 19, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2016, which is incorporated herein by reference).

4.10.30	Class A(2016-2) Terms Document, dated as of June 17, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2016, which is incorporated herein by reference).

4.10.31	Class A(2016-3) Terms Document, dated as of June 23, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 23, 2016, which is incorporated herein by reference).

4.10.32	Class A(2016-4) Terms Document, dated as of July 27, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 27, 2016, which is incorporated herein by reference).

4.10.33	Class A(2016-5) Terms Document, dated as of August 11, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2016, which is incorporated herein by reference).

4.10.34	Class A(2016-6) Terms Document, dated as of August 19, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2016, which is incorporated herein by reference).

4.10.35	Class A(2016-7) Terms Document, dated as of September 13, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2016, which is incorporated herein by reference).

4.10.36	Class A(2017-1) Terms Document, dated as of February 6, 2017 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 7, 2017, which is incorporated herein by reference).

4.10.37	Class A(2017-2) Terms Document, dated as of March 15, 2017 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2017, which is incorporated herein by reference).

4.10.38	Class B(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.10.39	Class B(2010-3) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.10.40	Class B(2012-2) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

4.10.41	Class B(2013-1) Terms Document, dated as of December 12, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2013, which is incorporated herein by reference).

4.10.42	Class B(2015-1) Terms Document, dated as of April 22, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2015, which is incorporated herein by reference).

4.10.43	Class B(2017-1) Terms Document, dated as of August 10, 2017 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2017, which is incorporated herein by reference).

4.10.44	Class C(2007-1) Terms Document, dated as of February 21, 2007 (included in Exhibit 1.1B to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2007, which is incorporated herein by reference).

4.10.45	Class C(2010-3) Terms Document, dated as of May 26, 2010 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010, which is incorporated herein by reference).

4.10.46	Class C(2012-2) Terms Document, dated as of September 13, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2012, which is incorporated herein by reference).

4.10.47	Class C(2013-1) Terms Document, dated as of December 12, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2013, which is incorporated herein by reference).

4.10.48	Class C(2015-1) Terms Document, dated as of April 22, 2015 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2015, which is incorporated herein by reference).

4.10.49	Class C(2017-1) Terms Document, dated as of August 10, 2017 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2017, which is incorporated herein by reference).

10.1	Omnibus Addendum, dated as of July 7, 2005 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005, which is incorporated herein by reference).

10.2	Omnibus Addendum, dated as of December 15, 2008 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 16, 2008, which is incorporated herein by reference).

31.1	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase USA.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase USA.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, National Association.

35.1	Servicer Compliance Statement of Chase USA as servicer for the Chase Issuance Trust.

(c)	Not applicable

Item 16.	Form 10–K Summary.

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

CHASE ISSUANCE TRUST
(Issuing entity)

Date: March 29, 2018	By:	CHASE CARD FUNDING LLC,
as Depositor

/s/ Eve Ngan
		Name:	Eve Ngan
		Title:	Chief Executive Officer
(senior officer of Chase Card Funding LLC in charge of securitization)