Form 10-K
period 2018-12-31
CHASE ISSUANCE TRUST; Chase Card Funding LLC
filed 2019-03-29
CIK 1174821, 1658982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

In July 2015, Chase USA and Chase BankCard Services, Inc. entered into a consent order with the Consumer Financial Protection Bureau (“CFPB”) regarding practices involving credit card collections litigation, including with respect to sworn documents, and the sale of consumer credit card debt. Chase USA and Chase BankCard Services, Inc. have implemented the requirements of the CFPB consent order. Chase USA does not expect that the CFPB consent order has adversely affected the payment of principal or interest by the issuing entity on the offered notes.

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

In October 2012, Visa, Inc., its wholly owned subsidiaries Visa U.S.A. Inc. and Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and various United States financial institution defendants, including Chase USA and several of its affiliates and certain predecessor institutions, entered into a settlement agreement (the “Settlement Agreement”) to resolve the United States merchant and retail industry association plaintiffs’ (the “Class Plaintiffs”) claims in the multi-district litigation. On November 27, 2012, the District Court for the Eastern District of New York entered an order preliminarily approving the Settlement Agreement, which provided, among other things, for a $6.05 billion cash payment to the Class Plaintiffs and an amount equal to ten basis points of interchange for a period of eight months to be measured from a date within sixty days of the end of the opt-out period. The Settlement Agreement also provided for modifications to each of the network’s no-surcharge rules, which were effective as of January 27, 2013.

On April 11, 2013, Class Plaintiffs moved for final approval of the settlement. On September 12, 2013, the District Court for the Eastern District of New York held the final approval hearing. On January 14, 2014, the District Court for the Eastern District of New York rendered its final order and judgment approving the settlement. A number of entities including retailers and objecting trade associations appealed to the U.S. Court of Appeals for the Second Circuit, which, in June 2016, vacated the District Court for the Eastern District of New York’s certification of the class action and reversed the approval of the class settlement. In March 2017, the U.S. Supreme Court declined petitions seeking review of the decision of the U.S. Court of Appeals for the Second Circuit. The case has been remanded to the District Court for the Eastern District of New York for further proceedings consistent with the appellate decision. The District Court for the Eastern District of New York has since appointed separate counsel for Class Plaintiffs and divided the class action into two separate actions, with one seeking damages and one seeking injunctive relief. Class Plaintiffs, as well as other merchants, recently filed motions seeking to amend their complaints, which motions the defendants opposed. In September 2018, the parties to the class action seeking monetary relief finalized an agreement which amends and supersedes the prior settlement agreement. On January 24, 2019, the District Court for the Eastern District of New York granted preliminary approval of the amended settlement agreement. This settlement provides for the defendants to contribute an additional $900 million to the approximately $5.3 billion currently held in escrow from the original settlement. The class action seeking primarily injunctive relief continues separately.

Litigation Regarding Wells Fargo Bank, National Association

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, National Association (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.

The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of Chase USA, as the servicer for each of the Chase Issuance Trust, and Wells Fargo Bank, National Association, as the indenture trustee for the Chase Issuance Trust (each, a “Servicing Participant”) was a party participating in the servicing function during the reporting period with respect to the pool assets held by the respective trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the respective trust’s fiscal year ending December 31, 2018, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

The Servicer has determined that there have not been any material instances of noncompliance reported in any assessment that involved the servicing of any of the assets backing the asset-backed securities for which this report on Form 10-K is being filed.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Chase USA is the servicer and has provided a statement of compliance (a “Compliance Statement”) for the period from and including January 1, 2018 through and including December 31, 2018 for the Chase Issuance Trust. The Compliance Statement has been signed by an authorized officer of the servicer for the issuing entity and is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Articles of Association of Chase Bank USA, National Association, amended and restated as of April 19, 2016.

3.2	Composite By-laws of Chase Bank USA, National Association, dated January 16, 2018 (included in Exhibit 3.2 to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2018, which is incorporated herein by reference).

4.1	Fourth Amended and Restated Transfer and Servicing Agreement, dated as of January 20, 2016, by and among Chase Bank USA, National Association, Chase Card Funding LLC, Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.5 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.2	Fourth Amended and Restated Indenture, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.3	Third Amended and Restated Asset Pool One Supplement, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.4	Second Amended and Restated Indenture Supplement, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.3 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.5	Fourth Amended and Restated Trust Agreement, dated as of January 20, 2016, by and between Chase Card Funding LLC and Wilmington Trust Company (included in Exhibit 4.6 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.6	Assignment and Assumption Agreement, dated as of January 20, 2016, by and between Chase Bank USA, National Association and Chase Card Funding LLC (included in Exhibit 4.12 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.7	Receivables Purchase Agreement, dated as of January 20, 2016, by and between Chase Bank USA, National Association and Chase Card Funding LLC (included in Exhibit 4.4 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.8	Second Amended and Restated Limited Liability Agreement of Chase Card Funding LLC, dated as of January 20, 2016, by Chase Bank USA, National Association (included in Exhibit 3.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.9	Amended and Restated Asset Representations Review Agreement, dated as of April 29, 2016, between Chase Bank USA, National Association and FTI Consulting, Inc. (included in Exhibit 4.7 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2016, which is incorporated herein by reference).

4.10.1	Class A(2012-4) Terms Document, dated as of July 26, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2012, which is incorporated herein by reference).

4.10.2	Class A(2012-7) Terms Document, dated as of October 9, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 9, 2012, which is incorporated herein by reference).

4.10.3	Class A(2013-1) Terms Document, dated as of February 21, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2013, which is incorporated herein by reference).

4.10.4	Class A(2013-3) Terms Document, dated as of April 19, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 19, 2013, which is incorporated herein by reference).

4.10.5	Class A(2013-6) Terms Document, dated as of July 25, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 25, 2013, which is incorporated herein by reference).

4.10.6	Class A(2013-7) Terms Document, dated as of September 30, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2013, which is incorporated herein by reference).

4.10.7	Class A(2013-9) Terms Document, dated as of December 13, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2013, which is incorporated herein by reference).

4.10.8	Class A(2014-2) Terms Document, dated as of April 2, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 2, 2014, which is incorporated herein by reference).

4.10.9	Class A(2014-5) Terms Document, dated as of May 14, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2014, which is incorporated herein by reference).

4.10.10	Class A(2015-1) Terms Document, dated as of March 13, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2015, which is incorporated herein by reference).

4.10.11	Class A(2015-2) Terms Document, dated as of March 13, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2015, which is incorporated herein by reference).

4.10.12	Supplemental Indenture with respect to Additional Class A(2015-2) Notes, dated as of March 24, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 24, 2015, which is incorporated herein by reference).

4.10.13	Class A(2015-4) Terms Document, dated as of May 1, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2015, which is incorporated herein by reference).

4.10.14	Class A(2015-5) Terms Document, dated as of May 6, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2015, which is incorporated herein by reference).

4.10.15	Class A(2015-7) Terms Document, dated as of July 29, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2015, which is incorporated herein by reference).

4.10.16	Class A(2016-1) Terms Document, dated as of May 19, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2016, which is incorporated herein by reference).

4.10.17	Class A(2016-2) Terms Document, dated as of June 17, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2016, which is incorporated herein by reference).

4.10.18	Class A(2016-3) Terms Document, dated as of June 23, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 23, 2016, which is incorporated herein by reference).

4.10.19	Class A(2016-4) Terms Document, dated as of July 27, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 27, 2016, which is incorporated herein by reference).

4.10.20	Class A(2016-5) Terms Document, dated as of August 11, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2016, which is incorporated herein by reference).

4.10.21	Class A(2016-6) Terms Document, dated as of August 19, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2016, which is incorporated herein by reference).

4.10.22	Class A(2017-1) Terms Document, dated as of February 6, 2017 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 7, 2017, which is incorporated herein by reference).

4.10.23	Class A(2017-2) Terms Document, dated as of March 15, 2017 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2017, which is incorporated herein by reference).

4.10.24	Class A(2018-1) Terms Document, dated as of May 10, 2018 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2018, which is incorporated herein by reference).

4.10.25	Class B(2013-1) Terms Document, dated as of December 12, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2013, which is incorporated herein by reference).

4.10.26	Class B(2015-1) Terms Document, dated as of April 22, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2015, which is incorporated herein by reference).

4.10.27	Class B(2017-1) Terms Document, dated as of August 10, 2017 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2017, which is incorporated herein by reference).

4.10.28	Class C(2013-1) Terms Document, dated as of December 12, 2013 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 12, 2013, which is incorporated herein by reference).

4.10.29	Class C(2015-1) Terms Document, dated as of April 22, 2015 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2015, which is incorporated herein by reference).

4.10.30	Class C(2017-1) Terms Document, dated as of August 10, 2017 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2017, which is incorporated herein by reference).

10.1	Omnibus Addendum, dated as of July 7, 2005 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005, which is incorporated herein by reference).

10.2	Omnibus Addendum, dated as of December 15, 2008 (included in Exhibit 10.1 to registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 16, 2008, which is incorporated herein by reference).

31.1	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase USA.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase USA.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, National Association.

35.1	Servicer Compliance Statement of Chase USA as servicer for the Chase Issuance Trust.

(c)	Not applicable

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE ISSUANCE TRUST (Issuing entity)

Date: March 29, 2019	By:	CHASE CARD FUNDING LLC, as Depositor

/s/ Simon Braeutigam
		Name:	Simon Braeutigam
		Title:	Chief Executive Officer
(senior officer of Chase Card Funding LLC in charge of securitization)