Form 10-K
period 2019-12-31
CHASE ISSUANCE TRUST; Chase Card Funding LLC
filed 2020-03-30
CIK 1174821, 1658982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

JPMORGAN CHASE BANK, NATIONAL ASSOCIATION

(Exact name of sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

N.A.

(I.R.S. Employer Identification No. of the issuing entity)

N.A.

(I.R.S. Employer Identification No. of the depositor)

13-4994650

(I.R.S. Employer Identification No. of the sponsor)

CHASE ISSUANCE TRUST c/o Chase Card Funding LLC 201 North Walnut Street Wilmington, Delaware	19801
(Address of principal executive offices of the issuing entities)	(Zip Code)

(302) 282-6545

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None.

(Title of class)

(Title of class)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

INTRODUCTORY NOTE

On May 18, 2019 (the “Merger Date”), Chase Bank USA, National Association (“Chase USA”), a national banking association, was merged with and into JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank”), a national banking association, with JPMorgan Chase Bank as the surviving entity. Effective as of the Merger Date, JPMorgan Chase Bank succeeded Chase USA as (i) the sponsor, originator, administrator and servicer of the Chase Issuance Trust (the “Issuing Entity”) and (ii) the sole member of Chase Card Funding LLC (“Chase Card Funding”). Unless the context otherwise requires, all references to JPMorgan Chase Bank are to Chase USA for the period prior to the Merger Date.

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

Not Applicable.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB: Legal Proceedings.

Litigation Regarding Chase Card Funding and Issuing Entity

In June 2019, a lawsuit (Petersen et al. v. Chase Card Funding, LLC et al., No. 1:19-cv-00741 (W.D.N.Y. June 6, 2019)) was filed against Chase Card Funding and the Issuing Entity. The putative class action was brought by several New York residents with credit card accounts originated by JPMorgan Chase Bank (which is not named as a defendant), who allege that JPMorgan Chase Bank securitized their credit card receivables in the Issuing Entity. The complaint contends that the defendants are required to comply with New York state’s usury law under the United States Court of Appeals for the Second Circuit decision in Madden v. Midland Funding, LLC, 786 F.3d 246 (2d Cir. 2015), cert. denied, 136 S. Ct. 2505 (June 27, 2016) because they are non-bank entities that are not entitled to the benefits of federal preemption. The defendants filed a motion to dismiss the complaint in August 2019 and in January 2020, the magistrate judge designated to act on behalf of the district judge in the Petersen litigation issued a report and recommendation that the defendants’ motion be granted. In February 2020, the plaintiff filed an objection to the magistrate judge’s report and recommendation. In March 2020, the defendants filed a response to the plaintiff’s objections and the plaintiff filed a reply thereto. The Petersen litigation is in its early stages. Chase Card Funding believes that the claims are without merit. However, despite the report and recommendation in favor of the defendants’ motion to dismiss, there can be no assurances as to the outcome of the litigation and if decided adversely, investors may suffer a delay in payment or loss on their notes.

Litigation Regarding JPMorgan Chase Bank, National Association

A number of lawsuits seeking class action certification have been filed in both state and federal courts against JPMorgan Chase Bank. These lawsuits challenge certain policies and practices of JPMorgan Chase Bank’s credit card business. A few of these lawsuits have been conditionally certified as class actions. JPMorgan Chase Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, JPMorgan Chase Bank believes that any liability that might result from any of these lawsuits will not have a material adverse effect on the credit card receivables.

In July 2015, JPMorgan Chase Bank and Chase BankCard Services, Inc. entered into a consent order with the Consumer Financial Protection Bureau (“CFPB”) regarding practices involving credit card collections litigation, including with respect to sworn documents, and the sale of consumer credit card debt. JPMorgan Chase Bank and Chase BankCard Services, Inc. (which subsequently merged into JPMorgan Chase Bank) have implemented the requirements of the CFPB consent order. JPMorgan Chase Bank does not expect that the CFPB consent order has adversely affected the payment of principal or interest by the Issuing Entity on the offered notes.

Industry Litigation

On June 22, 2005, merchants filed a putative class action complaint in the U.S. District Court for the District of Connecticut. The complaint alleged that VISA, Mastercard and certain member banks including Bank of America, JPMorgan Chase Bank, Capital One, Citibank and others, conspired to set the price of interchange in violation of Section 1 of the Sherman Act. The complaint further alleged tying/bundling and exclusive dealing. Since the filing of the Connecticut complaint, other complaints were filed in different U.S. District Courts challenging the setting of interchange, as well as the associations’ respective rules. The Judicial Panel on Multidistrict Litigation consolidated the cases in the Eastern District of New York for pretrial proceedings. An amended consolidated complaint was filed on April 24, 2006 which added claims relating to off-line debit transactions. Defendants filed a motion to dismiss all claims that pre-date January 1, 2004. The District Court for the Eastern District of New York granted that motion and those claims were dismissed.

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

In October 2012, Visa, Inc., its wholly owned subsidiaries Visa U.S.A. Inc. and Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and various United States financial institution defendants, including JPMorgan Chase Bank and several of its affiliates and certain predecessor institutions, entered into a settlement agreement (the “Settlement Agreement”) to resolve the United States merchant and retail industry association plaintiffs’ (the “Class Plaintiffs”) claims in the multi-district litigation. On November 27, 2012, the District Court for the Eastern District of New York entered an order preliminarily approving the Settlement Agreement, which provided, among other things, for a $6.05 billion cash payment to the Class Plaintiffs and an amount equal to ten basis points of interchange for a period of eight months to be measured from a date within sixty days of the end of the opt-out period. The Settlement Agreement also provided for modifications to each of the network’s no-surcharge rules, which were effective as of January 27, 2013.

On April 11, 2013, Class Plaintiffs moved for final approval of the settlement. On September 12, 2013, the District Court for the Eastern District of New York held the final approval hearing. On January 14, 2014, the District Court for the Eastern District of New York rendered its final order and judgment approving the settlement. A number of entities including retailers and objecting trade associations appealed to the U.S. Court of Appeals for the Second Circuit, which, in June 2016, vacated the District Court for the Eastern District of New York’s certification of the class action and reversed the approval of the class settlement. In March 2017, the U.S. Supreme Court declined petitions seeking review of the decision of the U.S. Court of Appeals for the Second Circuit. The case has been remanded to the District Court for the Eastern District of New York for further proceedings consistent with the appellate decision. The District Court for the Eastern District of New York has since appointed separate counsel for Class Plaintiffs and divided the class action into two separate actions, with one seeking damages and one seeking injunctive relief. Class Plaintiffs, as well as other merchants, recently filed motions seeking to amend their complaints, which motions the defendants opposed. In September 2018, the parties to the class action seeking monetary relief finalized an agreement which amends and supersedes the prior settlement agreement. Pursuant to this settlement, the defendants have collectively contributed an additional $900 million to the approximately $5.3 billion previously held in escrow from the original settlement. On January 24, 2019, the District Court for the Eastern District of New York granted preliminary approval of the amended settlement agreement, and formal notice of the class settlement is proceeding in accordance with the District Court’s order. The class action seeking primarily injunctive relief continues separately.

Litigation Regarding Wells Fargo Bank, National Association

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, National Association (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.

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

In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.

With respect to such litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of JPMorgan Chase Bank, as the servicer for each of the Chase Issuance Trust, and Wells Fargo Bank, National Association, as the indenture trustee for the Chase Issuance Trust (each, a “Servicing Participant”) was a party participating in the servicing function during the reporting period with respect to the pool assets held by the respective trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the respective trust’s fiscal year ending December 31, 2019, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

The Servicer has determined that there have not been any material instances of noncompliance reported in any assessment that involved the servicing of any of the assets backing the asset-backed securities for which this report on Form 10-K is being filed.

Item 1123 of Regulation AB: Servicer Compliance Statement.

JPMorgan Chase Bank is the servicer and has provided a statement of compliance (a “Compliance Statement”) for the period from and including January 1, 2019 through and including December 31, 2019 for the Chase Issuance Trust. The Compliance Statement has been signed by an authorized officer of the servicer for the Issuing Entity and is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Articles of Association of JPMorgan Chase Bank, National Association, amended and restated as of April 19, 2016.

3.2	Composite By-laws of JPMorgan Chase Bank, National Association, dated January 16, 2018.

4.1	Fourth Amended and Restated Transfer and Servicing Agreement, dated as of January 20, 2016, by and among Chase Bank USA, National Association, Chase Card Funding LLC, Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.5 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.2	Fourth Amended and Restated Indenture, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.3	Third Amended and Restated Asset Pool One Supplement, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.4	Second Amended and Restated Indenture Supplement, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.3 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.5	Fourth Amended and Restated Trust Agreement, dated as of January 20, 2016, by and between Chase Card Funding LLC and Wilmington Trust Company (included in Exhibit 4.6 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.6	Assignment and Assumption Agreement, dated as of January 20, 2016, by and between Chase Bank USA, National Association and Chase Card Funding LLC (included in Exhibit 4.12 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.7	Receivables Purchase Agreement, dated as of January 20, 2016, by and between Chase Bank USA, National Association and Chase Card Funding LLC (included in Exhibit 4.4 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.8	Second Amended and Restated Limited Liability Agreement of Chase Card Funding LLC, dated as of January 20, 2016, by Chase Bank USA, National Association (included in Exhibit 3.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.9	Amended and Restated Asset Representations Review Agreement, dated as of April 29, 2016, between Chase Bank USA, National Association and FTI Consulting, Inc. (included in Exhibit 4.7 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2016, which is incorporated herein by reference).

4.10	Assignment and Assumption Agreement (RPA), dated May 17, 2019, by and between JPMorgan Chase Bank, National Association and Chase Bank USA, National Association (included in Exhibit 10.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2019, which is incorporated herein by reference).

4.11	Assignment and Assumption Agreement (TSA), dated May 17, 2019, by and between JPMorgan Chase Bank, National Association and Chase Bank USA, National Association (included in Exhibit 10.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2019, which is incorporated herein by reference).

4.12.1	Class A(2012-4) Terms Document, dated as of July 26, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2012, which is incorporated herein by reference).

4.12.2	Class A(2012-7) Terms Document, dated as of October 9, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 9, 2012, which is incorporated herein by reference).

4.12.3	Class A(2014-2) Terms Document, dated as of April 2, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 2, 2014, which is incorporated herein by reference).

4.12.4	Class A(2014-5) Terms Document, dated as of May 14, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2014, which is incorporated herein by reference).

4.12.5	Class A(2015-4) Terms Document, dated as of May 1, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2015, which is incorporated herein by reference).

4.12.6	Class A(2016-1) Terms Document, dated as of May 19, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2016, which is incorporated herein by reference).

4.12.7	Class A(2016-2) Terms Document, dated as of June 17, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2016, which is incorporated herein by reference).

4.12.8	Class A(2016-3) Terms Document, dated as of June 23, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 23, 2016, which is incorporated herein by reference).

4.12.9	Class A(2016-4) Terms Document, dated as of July 27, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 27, 2016, which is incorporated herein by reference).

4.12.10	Class A(2016-5) Terms Document, dated as of August 11, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2016, which is incorporated herein by reference).

4.12.11	Class A(2017-1) Terms Document, dated as of February 6, 2017 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 7, 2017, which is incorporated herein by reference).

4.12.12	Class A(2017-2) Terms Document, dated as of March 15, 2017 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2017, which is incorporated herein by reference).

4.12.13	Class A(2018-1) Terms Document, dated as of May 10, 2018 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2018, which is incorporated herein by reference).

4.12.14	Class B(2015-1) Terms Document, dated as of April 22, 2015 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2015, which is incorporated herein by reference).

4.12.15	Class B(2017-1) Terms Document, dated as of August 10, 2017 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2017, which is incorporated herein by reference).

4.12.16	Class C(2015-1) Terms Document, dated as of April 22, 2015 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2015, which is incorporated herein by reference).

4.12.17	Class C(2017-1) Terms Document, dated as of August 10, 2017 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2017, which is incorporated herein by reference).

31.1	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of JPMorgan Chase Bank, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of JPMorgan Chase Bank, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, National Association.

35.1	Servicer Compliance Statement of JPMorgan Chase Bank, National Association as servicer for the Chase Issuance Trust.

(c)	Not applicable

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

CHASE ISSUANCE TRUST (Issuing Entity)

Date: March 30, 2020	By:	CHASE CARD FUNDING LLC, as Depositor

/s/ Simon Braeutigam
		Name:	Simon Braeutigam
		Title:	Chief Executive Officer
(senior officer of Chase Card Funding LLC in charge of securitization)