Form 10-K
period 2021-12-31
CHASE ISSUANCE TRUST
filed 2022-03-30
CIK 1174821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

DOCUMENTS INCORPORATED BY REFERENCE

None

INTRODUCTORY NOTE

On May 18, 2019 (the “Merger Date”), Chase Bank USA, National Association (“Chase USA”), a national banking association, was merged with and into JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank”), a national banking association, with JPMorgan Chase Bank as the surviving entity. Effective as of the Merger Date, JPMorgan Chase Bank succeeded Chase USA as (i) the sponsor, originator, administrator and servicer of Chase Issuance Trust (the “Issuing Entity”) and (ii) the sole member of Chase Card Funding LLC (“Chase Card Funding”). Unless the context otherwise requires, all references to JPMorgan Chase Bank are to Chase USA for the period prior to the Merger Date.

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

None of the pool assets held by the Issuing Entity include any significant obligors.

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

Industry Litigation

Starting in June 2005, groups of merchants and retail associations filed a series of class action complaints alleging that Visa and Mastercard, as well as certain banks, including JPMorgan Chase Bank, conspired to set the price of credit and debit card interchange fees and enacted related rules in violation of antitrust laws. The cases were consolidated in the U.S. District Court for the Eastern District of New York (the “District Court”).

In 2012, the parties initially settled the cases for a cash payment, a temporary reduction of credit card interchange, and modifications to certain credit card network rules. In 2017, after the approval of that settlement was reversed on appeal, the case was remanded to the District Court for further proceedings consistent with the appellate decision.

The original class action was divided into two separate actions, one seeking primarily monetary relief and the other seeking primarily injunctive relief. In September 2018, the parties to the monetary class action finalized an agreement which amends and supersedes the prior settlement agreement. Pursuant to this settlement, the defendants collectively contributed an additional $900 million to the approximately $5.3 billion previously held, in escrow from the original settlement. In December 2019, the amended settlement agreement was approved by the District Court. Certain merchants appealed the District Court’s approval order, and those appeals are pending. Based on the percentage of merchants that opted out of the amended class settlement, $700 million has been returned to the defendants from the settlement escrow in accordance with the settlement agreement. The injunctive class action continues separately, and in September 2021, the District Court granted plaintiffs’ motion for class certification in part, and denied the motion in part.

In addition, certain merchants have filed individual actions raising similar allegations against Visa and Mastercard, as well as against JPMorgan Chase Bank and other banks, and some of those actions remain pending.

Litigation Regarding Wells Fargo Bank, National Association

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, National Association (“Wells Fargo Bank”), alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities (“RMBS”) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of JPMorgan Chase Bank, as the servicer, and Wells Fargo Bank, National Association, as the indenture trustee (each, a “Servicing Participant”) was a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. In addition, as of November 1, 2021, Computershare Trust Company, National Association began acting as agent for Wells Fargo Bank, National Association, as the indenture trustee and collateral agent under the Indenture and is also a Servicing Participant (see the Form  8-K filed with the Securities and Exchange Commission on November 3, 2021). Each of the Servicing Participants, including Computershare Trust Company, National Association, has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the respective trust’s fiscal year ending December 31, 2021, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

The Servicer has determined that there have not been any material instances of noncompliance reported in any assessment that involved the servicing of any of the assets backing the asset-backed securities for which this report on Form 10-K is being filed.

Item 1123 of Regulation AB: Servicer Compliance Statement.

JPMorgan Chase Bank is the servicer and has provided a statement of compliance (a “Compliance Statement”) for the period from and including January 1, 2021 through and including December 31, 2021 for the Issuing Entity. The Compliance Statement has been signed by an authorized officer of the servicer for the Issuing Entity and is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Articles of Association of JPMorgan Chase Bank, National Association, amended and restated as of April 19, 2016.

3.2	Composite By-laws of JPMorgan Chase Bank, National Association, dated January 16, 2018.

4.1	Fourth Amended and Restated Transfer and Servicing Agreement, dated as of January 20, 2016, by and among Chase Bank USA, National Association, Chase Card Funding LLC, Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.5 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.2	Fourth Amended and Restated Indenture, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.3	Third Amended and Restated Asset Pool One Supplement, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.4	Second Amended and Restated Indenture Supplement, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.3 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.5	Fourth Amended and Restated Trust Agreement, dated as of January 20, 2016, by and between Chase Card Funding LLC and Wilmington Trust Company (included in Exhibit 4.6 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.6	Assignment and Assumption Agreement, dated as of January 20, 2016, by and between Chase Bank USA, National Association and Chase Card Funding LLC (included in Exhibit 4.12 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.7	Receivables Purchase Agreement, dated as of January 20, 2016, by and between Chase Bank USA, National Association and Chase Card Funding LLC (included in Exhibit 4.4 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.8	Second Amended and Restated Limited Liability Agreement of Chase Card Funding LLC, dated as of January 20, 2016, by Chase Bank USA, National Association (included in Exhibit 3.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.9	Amended and Restated Asset Representations Review Agreement, dated as of April 29, 2016, between Chase Bank USA, National Association and FTI Consulting, Inc. (included in Exhibit 4.7 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2016, which is incorporated herein by reference).

4.10	Assignment and Assumption Agreement (RPA), dated May 17, 2019, by and between JPMorgan Chase Bank, National Association and Chase Bank USA, National Association (included in Exhibit 10.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2019, which is incorporated herein by reference).

4.11	Assignment and Assumption Agreement (TSA), dated May 17, 2019, by and between JPMorgan Chase Bank, National Association and Chase Bank USA, National Association (included in Exhibit 10.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2019, which is incorporated herein by reference).

4.12.1	Class A(2012-7) Terms Document, dated as of October 9, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 9, 2012, which is incorporated herein by reference).

4.12.2	Class A(2014-2) Terms Document, dated as of April 2, 2014 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 2, 2014, which is incorporated herein by reference).

4.12.3	Class A(2016-3) Terms Document, dated as of June 23, 2016 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 23, 2016, which is incorporated herein by reference).

4.12.4	Class A(2017-2) Terms Document, dated as of March 15, 2017 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2017, which is incorporated herein by reference).

4.12.5	Class A(2018-1) Terms Document, dated as of May 10, 2018 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2018, which is incorporated herein by reference).

4.12.6	Class A(2020-1) Terms Document, dated as of February 18, 2020 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2020, which is incorporated herein by reference).

4.12.7	Class B(2017-1) Terms Document, dated as of August 10, 2017 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2017, which is incorporated herein by reference).

4.12.8	Class C(2017-1) Terms Document, dated as of August 10, 2017 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2017, which is incorporated herein by reference).

31.1	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of JPMorgan Chase Bank, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, National Association.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Computershare Trust Company, National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of JPMorgan Chase Bank, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, National Association.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of Computershare Trust Company, National Association.

35.1	Servicer Compliance Statement of JPMorgan Chase Bank, National Association as servicer for the Issuing Entity.

(c)	Not applicable

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

CHASE ISSUANCE TRUST (Issuing Entity)

Date: March 30, 2022	By:	CHASE CARD FUNDING LLC, as Depositor

/s/ Simon Braeutigam
Name: Simon Braeutigam
Title: Chief Executive Officer (senior officer of Chase Card Funding LLC in charge of securitization)