Form 10-K
period 2022-12-31
CHASE ISSUANCE TRUST
filed 2023-03-30
CIK 1174821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

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

N.A.

(I.R.S. Employer Identification No. of the depositor)

13-4994650

(I.R.S. Employer Identification No. of the sponsor)

CHASE ISSUANCE TRUST c/o Chase Card Funding LLC 201 North Walnut Street Wilmington, Delaware	19801
(Address of principal executive offices of the issuing entity)	(Zip Code)

(302) 282-6545

(Telephone number, including area code of the issuing entity)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

Industry Litigation

Groups of merchants and retail associations filed a series of class action complaints alleging that Visa and Mastercard, as well as certain banks, conspired to set the price of credit and debit card interchange fees and enacted related rules in violation of antitrust laws. In 2012, the parties initially settled the cases for a cash payment, but that settlement was reversed on appeal and remanded to the United States District Court for the Eastern District of New York (the “District Court”).

The original class action was divided into two separate actions, one seeking primarily monetary relief and the other seeking primarily injunctive relief. In September 2018, the parties to the monetary class action finalized an agreement which amends and supersedes the prior settlement agreement. Pursuant to this settlement, the defendants collectively contributed an additional $900 million to the approximately $5.3 billion previously held in escrow from the original settlement. In December 2019, the amended settlement agreement was approved by the District Court. Certain merchants appealed the District Court’s approval order, and in March 2023, the Court of Appeals for the Second Circuit affirmed that approval order. Based on the percentage of merchants that opted out of the amended class settlement, $700 million has been returned to the defendants from the settlement escrow in accordance with the settlement agreement. The injunctive class action continues separately, and in September 2021, the District Court granted plaintiffs’ motion for class certification in part, and denied the motion in part.

Of the merchants who opted out of the amended damages class settlement, certain merchants filed individual actions raising similar allegations against Visa and Mastercard, as well as against JPMorgan Chase Bank and other banks. While some of those actions remain pending, the defendants have reached settlements with the merchants who opted out representing over half of the combined Mastercard-branded and Visa-branded payment card sales volume.

Litigation Regarding Wells Fargo Bank, National Association

In December 2014, Phoenix Light SF Limited (“Phoenix Light”) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, National Association (“Wells Fargo Bank”), in its capacity as trustee for a number of residential mortgage-backed securities (“RMBS”) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	[Reserved]
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of JPMorgan Chase Bank, as the servicer, and Wells Fargo Bank, National Association, as the indenture trustee (each, a “Servicing Participant”) was a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. In addition, as of November 1, 2021, Computershare Trust Company, National Association began acting as agent for Wells Fargo Bank, National Association, as the indenture trustee and collateral agent under the Indenture and is also a Servicing Participant (see the Form 8-K filed with the Securities and Exchange Commission on November 3, 2021). Each of the Servicing Participants, including Computershare Trust Company, National Association, has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the respective trust’s fiscal year ending December 31, 2022, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

The Servicer has determined that there have not been any material instances of noncompliance reported in any assessment that involved the servicing of any of the assets backing the asset-backed securities for which this report on Form 10-K is being filed.

Item 1123 of Regulation AB: Servicer Compliance Statement.

JPMorgan Chase Bank is the servicer and has provided a statement of compliance (a “Compliance Statement”) for the period from and including January 1, 2022 through and including December 31, 2022 for the Issuing Entity. The Compliance Statement has been signed by an authorized officer of the servicer for the Issuing Entity and is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Articles of Association of JPMorgan Chase Bank, National Association, amended and restated as of April 19, 2016 (included in Exhibit 3.1 to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2020, which is incorporated herein by reference).

3.2	By-laws of JPMorgan Chase Bank, National Association, dated March 16, 2021 (included in Exhibit 3.2 to the Form 8-K of JPMorgan Chase & Co. as filed with the Securities and Exchange Commission on March 16, 2021, which is incorporated herein by reference).

4.1	Fourth Amended and Restated Transfer and Servicing Agreement, dated as of January 20, 2016, by and among Chase Bank USA, National Association, Chase Card Funding LLC, Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.5 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.2	Fourth Amended and Restated Indenture, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.3	Third Amended and Restated Asset Pool One Supplement, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.4	Second Amended and Restated Indenture Supplement, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.3 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.5	Fourth Amended and Restated Trust Agreement, dated as of January 20, 2016, by and between Chase Card Funding LLC and Wilmington Trust Company (included in Exhibit 4.6 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.6	Assignment and Assumption Agreement, dated as of January 20, 2016, by and between Chase Bank USA, National Association and Chase Card Funding LLC (included in Exhibit 4.12 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.7	Receivables Purchase Agreement, dated as of January 20, 2016, by and between Chase Bank USA, National Association and Chase Card Funding LLC (included in Exhibit 4.4 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.8	Second Amended and Restated Limited Liability Agreement of Chase Card Funding LLC, dated as of January 20, 2016, by Chase Bank USA, National Association (included in Exhibit 3.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.9	Amended and Restated Asset Representations Review Agreement, dated as of April 29, 2016, between Chase Bank USA, National Association and FTI Consulting, Inc. (included in Exhibit 4.7 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2016, which is incorporated herein by reference).

4.10	Assignment and Assumption Agreement (RPA), dated May 17, 2019, by and between JPMorgan Chase Bank, National Association and Chase Bank USA, National Association (included in Exhibit 10.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2019, which is incorporated herein by reference).

4.11	Assignment and Assumption Agreement (TSA), dated May 17, 2019, by and between JPMorgan Chase Bank, National Association and Chase Bank USA, National Association (included in Exhibit 10.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2019, which is incorporated herein by reference).

4.12.1	Class A(2012-7) Terms Document, dated as of October 9, 2012 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 9, 2012, which is incorporated herein by reference).

4.12.2	Class A(2017-2) Terms Document, dated as of March 15, 2017 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2017, which is incorporated herein by reference).

4.12.3	Class A(2020-1) Terms Document, dated as of February 18, 2020 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2020, which is incorporated herein by reference).

4.12.4	Class A(2022-1) Terms Document, dated as of September 16, 2022 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2022, which is incorporated herein by reference).

4.12.5	Class B(2017-1) Terms Document, dated as of August 10, 2017 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2017, which is incorporated herein by reference).

4.12.6.1	Class B(2022-1) Terms Document, dated as of June 24, 2022 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2022, which is incorporated herein by reference).

4.12.6.2	Amendment No. 1 to the Class B(2022-1) Terms Document, dated as of December 12, 2022 (included in Exhibit 4.1.1 to registrant’s Form 8-K/A, as filed with the Securities and Exchange Commission on December 12, 2022, which is incorporated herein by reference).

4.12.7	Class C(2017-1) Terms Document, dated as of August 10, 2017 (included in Exhibit 4.2 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2017, which is incorporated herein by reference).

4.12.8	Class C(2022-1) Terms Document, dated as of June 24, 2022 (included in Exhibit 4.1 to registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2022, which is incorporated herein by reference).

31.1	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of JPMorgan Chase Bank, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Wells Fargo Bank, National Association.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Computershare Trust Company, National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of JPMorgan Chase Bank, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Wells Fargo Bank, National Association.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of Computershare Trust Company, National Association.

35.1	Servicer Compliance Statement of JPMorgan Chase Bank, National Association as servicer for the Issuing Entity.

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

CHASE ISSUANCE TRUST (Issuing Entity)

Date: March 30, 2023	By:	CHASE CARD FUNDING LLC, as Depositor

/s/ Simon Braeutigam
Name: Simon Braeutigam
Title: Chief Executive Officer (senior officer of Chase Card Funding LLC in charge of securitization)