Form 10-K
period 2023-12-31
CHASE ISSUANCE TRUST
filed 2024-03-28
CIK 1174821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number of issuing entity: 333-272941

Central Index Key Number of issuing entity: 0001174821

CHASE ISSUANCE TRUST

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-272941-01

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

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.
Item 1A.	Risk Factors.

Item 1B. Unresolved Staff Comments.

Not Applicable.

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1C.	Cybersecurity
Item 2.	Properties.
Item 3.	Legal Proceedings.

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

The original class action was divided into two separate actions, one seeking  primarily monetary relief and the other seeking primarily injunctive relief. In September 2018, the parties settled the class action seeking monetary relief, with the defendants collectively contributing approximately $6.2 billion. The settlement has been approved by the District Court and affirmed on appeal. Based on the percentage of merchants that opted out of the settlement, $700 million has been returned to the defendants from the settlement escrow. On March 26, 2024, Visa and Mastercard announced the settlement of the separate class action seeking injunctive relief. The settlement is subject to approval by the District Court.

Of the merchants who opted out of the amended damages class settlement, certain merchants filed individual actions raising similar allegations against Visa and Mastercard, as well as against JPMorgan Chase Bank and other banks. While some of those actions remain pending, the defendants have reached settlements with the merchants who opted out representing approximately 70% of the combined Mastercard-branded and Visa-branded payment card sales volume.

Litigation Regarding Wells Fargo Bank, National Association

In December 2014, Phoenix Light SF Limited (“Phoenix Light”) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, National Association (“Wells Fargo Bank”), in its capacity as trustee for a number of residential mortgage-backed securities (“RMBS”) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, “IKB”) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2023, Wells Fargo Bank reached an agreement in principle with IKB to resolve IKB’s claims. Wells Fargo Bank previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of JPMorgan Chase Bank, as the servicer, and Wells Fargo Bank, National Association, as the indenture trustee (each, a “Servicing Participant”), was a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. In addition, as of November 1, 2021, Computershare Trust Company, National Association began acting as agent for Wells Fargo Bank, National Association, as the indenture trustee and collateral agent under the Indenture and is also a Servicing Participant (see the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2021). Each of the Servicing Participants, including Computershare Trust Company, National Association, has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the respective trust’s fiscal year ending December 31, 2023, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

The Servicer has determined that there have not been any material instances of noncompliance reported in any assessment that involved the servicing of any of the assets backing the asset-backed securities for which this report on Form 10-K is being filed.

Item 1123 of Regulation AB: Servicer Compliance Statement.

JPMorgan Chase Bank is the servicer and has provided a statement of compliance (a “Compliance Statement”) for the period from and including January 1, 2023 through and including December 31, 2023 for the Issuing Entity. The Compliance Statement has been signed by an authorized officer of the servicer for the Issuing Entity and is attached as an exhibit to this Form 10-K.

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

3.2	By-laws of JPMorgan Chase Bank, National Association, dated October 17, 2023.

4.1

Fourth Amended and Restated Transfer and Servicing Agreement, dated as of January 20, 2016, by and among Chase Bank USA, National Association, Chase Card Funding LLC, Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.5 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.2

Fourth Amended and Restated Indenture, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.3

Third Amended and Restated Asset Pool One Supplement, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.4

Second Amended and Restated Indenture Supplement, dated as of January 20, 2016, by and between Chase Issuance Trust and Wells Fargo Bank, National Association (included in Exhibit 4.3 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.5

Fourth Amended and Restated Trust Agreement, dated as of January 20, 2016, by and between Chase Card Funding LLC and Wilmington Trust Company (included in Exhibit 4.6 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.6

Assignment and Assumption Agreement, dated as of January 20, 2016, by and between Chase Bank USA, National Association and Chase Card Funding LLC (included in Exhibit 4.12 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.7

Receivables Purchase Agreement, dated as of January 20, 2016, by and between Chase Bank USA, National Association and Chase Card Funding LLC (included in Exhibit 4.4 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.8

Second Amended and Restated Limited Liability Agreement of Chase Card Funding LLC, dated as of January 20, 2016, by Chase Bank USA, National Association (included in Exhibit 3.2 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.9

Amended and Restated Asset Representations Review Agreement, dated as of April 29, 2016, between Chase Bank USA, National Association and FTI Consulting, Inc. (included in Exhibit 4.7 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2016, which is incorporated herein by reference).

4.10

Assignment and Assumption Agreement (RPA), dated May 17, 2019, by and between JPMorgan Chase Bank, National Association and Chase Bank USA, National Association (included in Exhibit 10.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2019, which is incorporated herein by reference).

4.11

Assignment and Assumption Agreement (TSA), dated May 17, 2019, by and between JPMorgan Chase Bank, National Association and Chase Bank USA, National Association (included in Exhibit 10.2 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2019, which is incorporated herein by reference).

4.12.1

Class A(2020-1) Terms Document, dated as of February 18, 2020 (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2020, which is incorporated herein by reference).

4.12.2

Class A(2022-1) Terms Document, dated as of September 16, 2022 (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2022, which is incorporated herein by reference).

4.12.3

Class A(2023-1) Terms Document, dated as of September  15, 2023 (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September  18, 2023, which is incorporated herein by reference).

4.12.4

Class A(2023-2) Terms Document, dated as of September  15, 2023 (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September  18, 2023, which is incorporated herein by reference).

4.12.5

Class B(2022-1) Terms Document, dated as of June 24, 2022 (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2022, which is incorporated herein by reference).

4.12.5.1

Amendment No. 1 to the Class B(2022-1) Terms Document, dated as of December  12, 2022 (included in Exhibit 4.1.1 to registrant’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on December  12, 2022, which is incorporated herein by reference).

4.12.6

Class C(2022-1) Terms Document, dated as of June 24, 2022 (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2022, which is incorporated herein by reference).

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

CHASE ISSUANCE TRUST (Issuing Entity)

Date: March 28, 2024	By:	CHASE CARD FUNDING LLC, as Depositor

/s/ Brent L. Barton
Name: Brent L. Barton
Title: Chief Executive Officer (senior officer of Chase Card Funding LLC in charge of securitization)