Form 10-K
period 2024-12-31
CHASE ISSUANCE TRUST
filed 2025-03-28
CIK 1174821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB: Legal Proceedings.

Litigation Regarding JPMorgan Chase Bank, National Association

A number of lawsuits seeking class action certification have been filed in both state and federal courts against JPMorgan Chase Bank, as well as a number of purported “mass arbitrations” in arbitral forums. These lawsuits and arbitrations challenge certain policies and practices of JPMorgan Chase Bank’s credit card business. JPMorgan Chase Bank has defended itself against these types of claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits and arbitrations, JPMorgan Chase Bank believes that any liability that might result from any of these lawsuits or arbitrations will not have a material adverse effect on the credit card receivables.

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

The original class action was divided into two separate actions, one seeking primarily monetary relief and the other seeking primarily injunctive relief. In September 2018, the parties settled the class action seeking monetary relief, with the defendants collectively contributing approximately $6.2 billion. The settlement has been approved by the District Court and affirmed on appeal. Based on the percentage of merchants that opted out of the settlement, $700 million has been returned to the defendants from the settlement escrow. In June 2024, the District Court denied preliminary approval of a settlement of the injunctive class action in which Visa and Mastercard agreed to certain changes to their respective network rules and system-wide reductions in interchange rates for U.S.-based merchants. The parties are considering next steps.

Of the merchants who opted out of the damages class settlement, certain merchants filed individual actions raising similar allegations against Visa and Mastercard, as well as against JPMorgan Chase Bank and other banks. While some of those actions remain pending, the defendants have reached settlements with the merchants who opted out representing over 70% of the combined Mastercard-branded and Visa-branded payment card sales volume.

Litigation Regarding Wells Fargo Bank, National Association1

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

[1]

As disclosed in the Current Report Form 8-K, filed on November 1, 2024, Wells Fargo Bank assigned, and Computershare Trust Company, National Association (“CTCNA”), assumed, the roles as indenture trustee and collateral agent and the respective rights, duties and obligations under the Fourth Amended and Restated Indenture, dated as of January 20, 2016 (the “Original Indenture”), by and between the Issuing Entity and Wells Fargo Bank.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of (i) JPMorgan Chase Bank, as the servicer, (ii) for the period from January 1, 2024 through October 31, 2024, Wells Fargo Bank, as the indenture trustee and (iii) for the period from November 1, 2024 through December 31, 2024, CTCNA, as the indenture trustee (each, a “Servicing Participant”), was a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. In addition, for the period from January 1, 2024 through October 31, 2024, CTCNA acted as agent for Wells Fargo Bank, as the indenture trustee and collateral agent under the Original Indenture (see the Current Report on Form 8-K, filed on November  3, 2021) and was also a Servicing Participant in such capacity.

Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the respective trust’s fiscal year ending December 31, 2024, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

The Servicer has determined that there have not been any material instances of noncompliance reported in any assessment that involved the servicing of any of the assets backing the asset-backed securities for which this report on Form 10-K is being filed.

Item 1123 of Regulation AB: Servicer Compliance Statement.

JPMorgan Chase Bank is the servicer and has provided a statement of compliance (a “Compliance Statement”) for the period from and including January 1, 2024 through and including December 31, 2024 for the Issuing Entity. The Compliance Statement has been signed by an authorized officer of the servicer for the Issuing Entity and is attached as an exhibit to this Form 10-K.

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

4.1

Fifth Amended and Restated Transfer and Servicing Agreement, dated as of December 16, 2024, by and among JPMorgan Chase Bank, National Association, Chase Card Funding LLC, Chase Issuance Trust and Computershare Trust Company, National Association (included in Exhibit 4.5 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2024, which is incorporated herein by reference).

4.2

Fifth Amended and Restated Indenture, dated as of December 16, 2024, by and between Chase Issuance Trust and Computershare Trust Company, National Association (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2024, which is incorporated herein by reference).

4.3

Fourth Amended and Restated Asset Pool One Supplement, dated as of December 16, 2024, by and between Chase Issuance Trust and Computershare Trust Company, National Association (included in Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2024, which is incorporated herein by reference).

4.4

Third Amended and Restated CHASEseries Indenture Supplement, dated as of December 16, 2024, by and between Chase Issuance Trust and Computershare Trust Company, National Association (included in Exhibit 4.3 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2024, which is incorporated herein by reference).

4.5

Fifth Amended and Restated Trust Agreement, dated as of December 16, 2024, by and between Chase Card Funding LLC and Wilmington Trust Company (included in Exhibit 4.6 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Comission on December 16, 2024, which is incorporated herein by reference).

4.6

Assignment and Assumption Agreement, dated as of January 20, 2016, by and between Chase Bank USA, National Association and Chase Card Funding LLC (included in Exhibit 4.12 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2016, which is incorporated herein by reference).

4.7

Amended and Restated Receivables Purchase Agreement, dated as of December 16, 2024, by and between JPMorgan Chase Bank, National Association and Chase Card Funding LLC (included in Exhibit 4.4 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December  16, 2024, which is incorporated herein by reference).

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

4.12

Assignment and Assumption Agreement, dated as of November 1, 2024, by and between Wells Fargo Bank, National Association and Computershare Trust Company, National Association (included in Exhibit 99.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 1, 2024, which is incorporated herein by reference).

4.12.1

Class A(2022-1) Terms Document, dated as of September 16, 2022 (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2022, which is incorporated herein by reference).

4.12.2

Class A(2023-1) Terms Document, dated as of September 15, 2023 (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 18, 2023, which is incorporated herein by reference).

4.12.3

Class A(2023-2) Terms Document, dated as of September 15, 2023 (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 18, 2023, which is incorporated herein by reference).

4.12.4

Class A(2024-1) Terms Document, dated as of January  31, 2024 (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January  31, 2024, which is incorporated herein by reference).

4.12.5

Class A(2024-2) Terms Document, dated as of January  31, 2024 (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January  31, 2024, which is incorporated herein by reference).

4.12.6

Class B(2022-1) Terms Document, dated as of June 24, 2022 (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2022, which is incorporated herein by reference).

4.12.6.1

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

CHASE ISSUANCE TRUST (Issuing Entity)

Date: March 28, 2025	By:	CHASE CARD FUNDING LLC, as Depositor

/s/ Brent L. Barton
Name: Brent L. Barton
Title: Chief Executive Officer (senior officer of Chase Card Funding LLC in charge of securitization)