Form 10-K
period 2025-12-31
CHASE ISSUANCE TRUST
filed 2026-03-30
CIK 1174821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(302) 282-0122

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

Industry Litigation

Groups of merchants and retail associations filed a series of class action complaints alleging that Visa and Mastercard, as well as certain banks, conspired to set the price of credit and debit card interchange fees and enacted related rules in violation of antitrust laws. In September 2018, the parties settled the class action seeking monetary relief. A separate class action seeking injunctive relief continues. In June 2024, the District Court for the Eastern District of New York denied preliminary approval of a settlement of the injunctive class action in which Visa and Mastercard agreed to certain changes to their respective network rules and system-wide reductions in interchange rates for U.S.-based merchants. In November 2025, the parties to that settlement reached a superseding and amended class settlement and submitted the agreement to the District Court for its approval.

Of the merchants who opted out of the damages class settlement, certain merchants filed individual actions raising similar allegations against Visa and Mastercard, as well as against JPMorgan Chase Bank and other banks. The defendants have reached settlements with the merchants who opted out representing over 90% of the combined Mastercard-branded and Visa-branded payment card sales volume. The remaining opt-out actions are pending. A number of these actions are pending in the United States District Court for the Southern District of New York, and that court has scheduled a trial of the claims brought by several merchants to begin in April 2026.

In May 2024, the State of Illinois adopted the Interchange Fee Prohibition Act (“IFPA”) which would prohibit the collection of credit and debit card interchange fees for sales taxes, excise taxes and tips for service. This law is scheduled to take effect in July 2026. Several banking industry associations have challenged the IFPA in the United States District Court for the Northern District of Illinois, and that litigation is currently ongoing. Other states have introduced similar legislative proposals that would impact the ability of banks to collect certain interchange fees.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of JPMorgan Chase Bank, as the servicer and CTCNA, as the indenture trustee (each, a “Servicing Participant”), was a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity.

Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s fiscal year ending December 31, 2025, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

The Servicer has determined that there have not been any material instances of noncompliance reported in any assessment that involved the servicing of any of the assets backing the asset-backed securities for which this report on Form 10-K is being filed.

Item 1123 of Regulation AB: Servicer Compliance Statement.

JPMorgan Chase Bank is the servicer and has provided a statement of compliance (a “Compliance Statement”) for the period from and including January 1, 2025 through and including December 31, 2025 for the Issuing Entity. The Compliance Statement has been signed by an authorized officer of the servicer for the Issuing Entity and is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1

Articles of Association of JPMorgan Chase Bank, National Association, amended and restated as of April 19, 2016 (included in Exhibit 3.1 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020, which is incorporated herein by reference).

3.2

By-laws of JPMorgan Chase Bank, National Association, dated October 17, 2023 (included in Exhibit 3.2 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 28, 2025, which is incorporated herein by reference).

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

4.12.6

Class A(2025-1) Terms Document, dated as of July 25, 2025 (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 28, 2025, which is incorporated herein by reference).

4.12.7

Class B(2022-1) Terms Document, dated as of June 24, 2022 (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2022, which is incorporated herein by reference).

4.12.7.1

Amendment No. 1 to the Class B(2022-1) Terms Document, dated as of December  12, 2022 (included in Exhibit 4.1.1 to registrant’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on December  12, 2022, which is incorporated herein by reference).

4.12.8

Class B(2025-1) Terms Document, dated as of May  22, 2025 (included in Exhibit 4.1 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2025, which is incorporated herein by reference).

4.12.9

Class C(2022-1) Terms Document, dated as of June 24, 2022 (included in Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2022, which is incorporated herein by reference).

4.12.10

Class C(2025-1) Terms Document, dated as of May  22, 2025 (included in Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2025, which is incorporated herein by reference).

31.1	Rule 13a-14(d)/15d-14(d) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of JPMorgan Chase Bank, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Computershare Trust Company, National Association.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of JPMorgan Chase Bank, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Computershare Trust Company, National Association.

35.1	Servicer Compliance Statement of JPMorgan Chase Bank, National Association as servicer for the Issuing Entity.

(c) Not applicable

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE ISSUANCE TRUST (Issuing Entity)

By:	CHASE CARD FUNDING LLC, as Depositor

/s/ Brent L. Barton
Name: Brent L. Barton
Title: Chief Executive Officer
(senior officer of Chase Card Funding LLC in charge of securitization)

Date:	March 30, 2026